Form 10-Q
period 2009-02-28
IBI ACQUISITIONS, INC.
filed 2009-04-03
CIK 1439981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

or

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

          [ X ] Yes   [ ] No

As of February 28, 2009, the Issuer had 1,320,000 shares of common stock issued and outstanding.

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

IBI ACQUISITIONS, INC

FINANCIAL STATEMENTS

PERIOD ENDED FEBRUARY 28, 2009

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet (Unaudited)	3

Statements of Operations (Unaudited)	4

Statements of Cash Flows (Unaudited)	5-6

Notes to Unaudited Financial Statements	7-8

IBI ACQUISITIONS, INC.
(A Development Stage Company)
BALANCE SHEETS

	May 31, 2008	Feb. 28, 2009 (Unaudited)
ASSETS

Current assets
Cash	$ 5,000	$ 2,945
Total current assets	5,000	2,945

Total Assets	$ 5,000	$ 2,945

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts Payable	-	$ 250
Total current liabilities	-	250

Total Liabilities	$ -	$ 250

Stockholders' Equity
Preferred stock, no par value;
10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, no par value;
100,000,000 shares authorized;
736,668 shares (May 31, 2008) and	8,840
1,320,000 shares (Feb. 28, 2009) issued and outstanding		15,840
Additional paid in capital
Common stock subscribed (583,332 shares)	7,000
Stock subscription receivable	(7,000)
Deficit accumulated during the development stage	(3,840)	(13,145)

Total Stockholders' Equity	5,000	2,695

Total Liabilities and Stockholders' Equity	$ 5,000	$ 2,945

The accompanying notes are an integral part of the financial statements.

IBI ACQUISITIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended Feb. 28, 2009	Nine Months Ended Feb. 28, 2009	Period From May 22, 2008 (Inception) Through Feb. 28, 2009

Revenue	$ -	$ -	$ -

Operating expenses:
General and administrative	-	17	3,857
Legal and accounting	2,038	9,288	9,288
	2,038	9,305	13,145

Gain (loss) from operations	(2,038)	(9,305)	(13,145)

Other income (expense):	-	-	-

Income (loss) before
provision for income taxes	(2,038)	(9,305)	(13,145)

Provision for income tax	-	-	-

Net income (loss)	$ (2,038)	$ (9,305)	$ (13,145)

Net income (loss) per share
(Basic and fully diluted)	$ (0.00)	$ (0.01)

Weighted average number of
common shares outstanding	1,320,000	1,301,684

The accompanying notes are an integral part of the financial statements.

IBI ACQUISITIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

		Period From
		May 22, 2008
	Nine Months	(Inception)
	Ended	Through
	Feb. 28, 2009	Feb. 28, 2009

Cash Flows From Operating Activities:
Net income (loss)	$ (9,305)	$ (13,145)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Compensatory option issuances	-	3,840
Accounts payable	250	250
Net cash provided by (used for)
operating activities	(9,055)	(9,055)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

IBI ACQUISITIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

		Period From
		May 22, 2008
	Nine Months	(Inception)
	Ended	Through
	Feb. 28, 2009	Feb. 28, 2009

Cash Flows From Financing Activities:
Sales of common stock	7,000	12,000
Net cash provided by (used for)
financing activities	7,000	12,000

Net Increase (Decrease) In Cash	(2,055)	2,945

Cash At The Beginning Of The Period	5,000	-

Cash At The End Of The Period	$ 2,945	$ 2,945

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the event price to the client is fixed or determinable, and collectability is reasonably assured.

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

Liquidity and Capital Resources

As of February 28, 2009, the Company remains in the development stage.  For the period ended February 28, 2009, the Company’s balance sheet reflects total assets of $2,945, and liabilities of $250.

Results of Operations

During the period from May 22, 2008, (inception) through February 28, 2009, the Company has engaged in no significant operations other than organizational activities and preparation and filing of its registration statement on Form 10 under the Securities Exchange Act of 1934, as amended.   The Company had no activities during the quarter ended February 28, 2009. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended February 28, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  April 2, 2009