Form 10-K
period 2009-05-31
IBI ACQUISITIONS, INC.
filed 2009-08-31
CIK 1439981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

IBI ACQUISITIONS, INC

(Name of small business in its charter)

Colorado	000-53344	26-2666503
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

3250 W. 114th Circle, Unit D Westminster, CO 80031
(Address of principal executive offices)
Registrant’s telephone number, including area code: (303) 469-7758

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, without par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [ ] Yes [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the

[  ] Yes [ X ] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not  contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [ X ] Yes   [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

As of May 31, 2009, the Company had 1,320,000 shares issued and outstanding.

PART I

ITEM 1.

BUSINESS.

General

Business Development

IBI Acquisitions, Inc. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Colorado on May 22, 2008.  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company.

Business of Issuer

The Company, based on proposed business activities, is a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act of 1934, as amended, (the “Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash), and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

As of this date, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

(a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c) Strength and diversity of management, either in place or scheduled for recruitment;

(d) Capital requirements and anticipated availability of required funds, to be provided by the

Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e) The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

(f) The extent to which the business opportunity can be advanced;

(g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h) Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM OF ACQUISITION

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company’s directors may resign and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision were made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and currently anticipate that they will devote very limited time to our business until a business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Reports to security holders

(1) The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report.

(2) The Company will file reports with the SEC. The Company will be a reporting company and will comply with the requirements of the Exchange Act.

(3) The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

ITEM 2.

PROPERTIES.

The Company neither rents nor owns any properties. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2008.

PART II

ITEM 5.

MARKET FOR  REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

No public trading market exits for the Company’s securities.  As of the date of this Form 10-K, the Company’s securities are held of record by a total of approximately 9 persons.  No dividends have been paid to date and the Company’s Board of Directors does not anticipate paying dividends in the foreseeable future.  There have been no previously unreported sales of unregistered securities.

ITEM 6.

 SELECTED FINANCIAL DATA.

Not. Applicable.

ITEM 7.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-K AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Plan of Operation

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid from our available working capital.

During the next 12 months we anticipate incurring costs related to:

(1)

filing of Exchange Act reports, and

(2)

costs relating to consummating an acquisition.

We believe we will be able to meet these costs through use of currently available funds, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

None of our officers or directors has had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital that we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company required by Article 8 of Regulation S-X  are attached to this report.

IBI ACQUISITONS, INC

(A Development Stage Company)

Financial Statements

Period Ended May 31, 2009

Larry O'Donnell, CPA, P.C.

Telephone (303) 745-4545                                                                                         2228 South Fraser Street

Fax(303)369-9384

    Unit I

Email larryodonnellcpa@msn.com                                                                          Aurora, Colorado    80014

www.larryodonnellcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

IBI Acquisitions Inc.

Westminster, Colorado

I have audited the accompanying balance sheet of IBI Acquisitions Inc. as of May 31, 2009, and the related statements of operations, stockholders' equity and cash flows for the year then ended and the period from May 22, 2008 (inception) through May 31, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IBI Acquisitions Inc. as of May 31, 2009, and the results of its operations and its cash flows for the year then ended and the period from May 22, 2008 (inception) through May 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company has suffered a loss from operations and has conducted only limited operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Larry O’Donnell, CPA, P.C.

August 6, 2009

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

IBI Acquisitions Inc.

Westminster, Colorado

I have audited the accompanying balance sheet of IBI Acquisitions Inc. as of May 31, 2008, and the related statements of operations, stockholders' equity and cash flows for the period from May 22, 2008 (inception) through May 31, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IBI Acquisitions Inc. as of May 31, 2008, and the results of its operations and its cash flows for the period from May 22, 2008 (inception) through May 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company has suffered a loss from operations and has conducted only limited operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado

                                                                Ronald R. Chadwick, P.C.

 June 12, 2008

                                                       RONALD R. CHADWICK, P.

IBI ACQUISITIONS, INC.
(A Development Stage Company)
BALANCE SHEETS
May 31, 2009 and 2008

	2009	2008
ASSETS

Current assets
Cash	$ 2,015	$ 5,000
Total current assets	2,015	5,000

Total Assets	$ 2,015	$ 5,000

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accounts Payable	-	-
Total current liabilities	-	-

Total Liabilities	$ -	$ -

Stockholders' Equity
Preferred stock, no par value;
10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, no par value;
100,000,000 shares authorized;
736,668 shares (May 31, 2008) and		8,840
1,320,000 shares (May 31, 2009) issued and outstanding	15,840
Additional paid in capital
Common stock subscribed (583,332 shares)		7,000
Stock subscription receivable		(7,000)
Deficit accumulated during the development stage	(13,825)	(3,840)

Total Stockholders' Equity	2,015	5,000

Total Liabilities and Stockholders' Equity	$ 2,015	$ 5,000

The accompanying notes are an integral part of the financial statements.

IBI ACQUISITIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Years Ended May 31, 2009 and 2008
And Inception (May 22, 2008) to May 31, 2009

			Period From
			Inception
	Year	Year	(May 22, 2008)
	Ended	Ended	Through
	May 31 2009	May 31, 2008	May 31, 2009

Revenue	$ -	$ -	$ -

Operating expenses:
General and administrative	17		17
Legal and accounting	9,968	3,840	13,808
	9,985	3,840	13,825

Gain (loss) from operations	(9,985)	(3,840)	(13,825)

Other income (expense):	-	-	-

Income (loss) before
provision for income taxes	(9,985)	(3,840)	(13,825)

Provision for income tax	-	-	-

Net income (loss)	$ (9,985)	$ (3,840)	$ (13,825)

Net income (loss) per share
(Basic and fully diluted)	$ (0.01)	$ (0.01)

Weighted average number of
common shares outstanding	1,306,302	736,668

The accompanying notes are an integral part of the financial statements.

IBI ACQUISITIONS INC.
STATEMENT OF STOCKHOLDERS' EQUITY
Years Ended May 31, 2009 and 2008
And Inception (May 22, 2008) to May 31, 2009

				Deficit
	Common Stock			Accumulated	Stock-
		No Par	Paid In	During	holders'
	Shares	Amount	Capital	Dev. Stage	Equity

Balances at May 22, 2008	-	$ -	$ -	$ -	$ -

Compensatory stock issuance -
founders	320,000	3,840			3,840

Sales of common stock	416,668	5,000			5,000

Net income (loss) for the period				(3,840)	(3,840)

Balances at May 31, 2008	736,668	8,840	-	(3,840)	5,000

Sales of common stock	583,332	7,000			7,000

Net income (loss) for the period				(9,985)	(9,985)

Balances at May 31, 2009	1,320,000	$ 15,840	-	$ (13,825)	$ 2,015

The accompanying notes are an integral part of the financial statements.

IBI ACQUISITIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Years Ended May 31, 2009 and 2008
And Inception (May 22, 2008) to May 31, 2009
	Year Ended May 31, 2009	Year Ended May 31, 2008	Period From Inception (May 22, 2008) Through May 31, 2009
Cash Flows From Operating Activities:
Net income (loss)	$ (9,985)	$ (3,840)	$ (13,825)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Compensatory option issuances		3,840	3,840
Accounts payable	-	-	-
Net cash provided by (used for)
operating activities	(9,985)	-	(9,985)

Cash Flows From Investing Activities:
	-	-	-
Net cash provided by (used for)
investing activities	-	-	-

Cash Flows From Financing Activities:
Sales of common stock	7,000	5,000	12,000
Net cash provided by (used for)
financing activities	7,000	5,000	12,000

Net Increase (Decrease) In Cash	(2,985)	5,000	2,015
Cash At The Beginning Of The Period	5,000	-	-
Cash At The End Of The Period	$ 2,015	$ 5,000	$ 2,015

Schedule Of Non-Cash Investing And Financing Activities
None
Supplemental Disclosure
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements.

IBI ACQUISITIONS INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

IBI Acquisitions Inc. (the “Company”), was incorporated in the State of Colorado on May 22, 2008. The Company was formed to explore merger and acquisitions opportunities with other companies. The Company is currently considered to be in the development stage, having generated no revenues and conducted only limited activities.

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

Fiscal year

The Company employs a fiscal year ending May 31.

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the price to the client is fixed or determinable, and collectability is reasonably assured.

IBI ACQUISITIONS INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Property and equipment

Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life.

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheet, approximates fair value.

Stock based compensation

The Company accounts for employee and non-employee stock awards under SFAS 123(r), whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

NOTE 2. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to SFAS 109. At May 31, 2009, the Company had approximately $14,000 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2027. A deferred tax asset of approximately $2,800 resulting from the loss carryforward has been offset by a 100% valuation allowance. The change in the valuation allowance in fiscal year 2009 was approximately $2,800.

NOTE 3.  GOING CONCERN

The Company has suffered a loss from operations and has limited operations, and in all likelihood will be required to make significant future expenditures in connection with marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions. By doing so, the Company hopes through marketing efforts to consummate merger and acquisition transactions. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no changes in or disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-B

ITEM 9A.    CONTROLS AND PROCEDURES.

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

Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2008 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of May 31, 2009, the Company's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

There was no change in the Company's internal control over financial reporting during the year ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions held
Patsy Sessions	58	President and Chairman
Dean Sessions	58	Secretary, Treasurer and Director

The director named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between the director or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs.

The director and officers will devote their time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month. There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

Biographical Information

Patsy Sessions - Mrs. Sessions has served as President and Chairman of the Board of Directors of the since its inception.  In 1978, Mrs. Sessions obtained a Bachelor of Commerce degree from the University of Calgary, with a major in accounting and went on to get a CPA certification.  In 1987, she obtained her NASD Series 7 and Series 24 licenses and worked in partnership with her husband, Dean, in the securities industry until 1993.  From 1993 to the present, Mrs. Sessions has served as the CFO in charge of financial statement preparation and tax filings for several public companies in conjunction with Dean’s mergers and acquisitions business.  In addition, in 1997, Mrs. Sessions obtained her insurance license with GE Capital Assurance’s Long Term Care Division.  From 1999 to the present she has been an independent broker registered with several major Long Term Care insurance providers in Colorado.

Dean Sessions - Mr. Sessions has served as Secretary, Treasurer, and a Director of the Company since its inception.  In May of 1973, Mr. Sessions obtained a Bachelor of Science degree from the University of Colorado.  In September of 1993, he obtained his NASD Series 7 license and joined the Boulder office of E.F. Hutton Securities as an account executive.  He worked in the securities industry in the same capacity with various firms through 1993.  From 1993 to the present, he has worked in the mergers and acquisitions field assisting private companies in their process of public trading and financing.  Additionally, as an investor, he has been involved in various areas of venture capital.  Mr. Sessions is also a golf professional and has attempted to obtain exempt status through the qualifying tournaments on the Nike Tour, PGA Tour and PGA Champions Tour.

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified. Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

Family Relationships

Patsy Sessions and Dean Sessions are married.

Involvement in Certain Legal Proceedings

None of our officers, directors, promoters or control persons has been involved in the past five (5) years in any of the following:

(1)

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)

Any conviction in a criminal proceedings or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)

Being found by a court of competent jurisdiction (in a civil action), the SEC or the U.S. Commodity Futures Trading Commission to have violated a federal or state securities laws or commodities law, and the judgment has not been reversed, suspended, or vacated.

Directorships

In addition to serving as an officers and directors of the Company, Patsy Sessions and Dean Sessions also both serve as officers and directors of Knight Capital Corp.,  a Colorado corporation, which is also a shell company.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based upon a review of all filings regarding the Company which have been filed with the Securities and Exchange Commission, the Company believes that Form 3 Initial Statements of Beneficial Ownership for Patsy Sessions and Dean Sessions were not filed on a timely basis.

Code of Ethics

The Company has not yet adopted a code of ethics.  The Company intends to adopt a code of ethics in the near future.

ITEM 11.

EXECUTIVE COMPENSATION.

The Company’s officers and directors have not received any cash remuneration since inception.  They will not receive any remuneration upon completion of the offering until the consummation of an acquisition. No remuneration of any nature has been paid for or on account of services rendered in such capacity. The Company’s officers and directors intend to devote no more than a few hours a week to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of May 31, 2009, the ownership of each executive officer and director of the Company, of all executive officers and directors of the Company as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its Common Stock. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Company except as may be otherwise noted.

Title of Class	Name and Address	Number of Shares Beneficially Owned	Percent of Class

Common	Patsy Sessions (1) 3250 W. 114th Circle Unit D Westminster, CO, 80031	1,400,000 (2)	53.03%

Common	Dean Sessions(1) 3250 W. 114th Circle Unit D Westminster, CO, 80031	1,400,000 (3) \	53.03%

Common	Frank Jackson 707 8th Street Boulder, Co 80302	416,666 (4)	15.78%

Common	John Stearns 1661 SW Harbour Isles Circle Port St. Lucie, FL 34986	450,000 (5)	17.05%

Common	Randy Sasaki 1175 Osage St., Suite 204 Denver, Co 80204	166,666 (6)	6.31%

Common	All Directors and Officers as a Group (2 in Number)	1,400,000 (7)

(1)

Officer and Director of the Company

(2)  Includes 350,000 currently outstanding shares of common stock owned directly and 350,000 shares of common stock which may be acquired upon exercise of outstanding warrants, as well as 350,000 shares held by Dean Sessions, the spouse of Patsy Sessions, and 350,000 shares which may be acquired by Dean Sessions through exercise of outstanding warrants. The warrants expire on May 31, 2010

(3) Includes 350,000 currently outstanding shares of common stock owned directly and 350,000 shares of common stock which may be acquired upon exercise of outstanding warrants, as well as 350,000 shares held by Patsy Sessions, the spouse of Dean Sessions, and 350,000 shares which may be acquired by Patsy Sessions through exercise of outstanding warrants. The warrants expire on May 31, 2010.

(4) Includes 208,333 currently outstanding shares of common stock and 208,333 shares which may be acquired through exercise of outstanding warrants which are currently exercisable to purchase additional shares of common stock for a purchase price of $1.00 per share.  The warrants expire on May 31, 2010.

(5)  Includes 225,000 currently outstanding shares of common stock and 225,000 shares which may be acquired through exercise of outstanding warrants which are currently exercisable to purchase additional shares of common stock for a purchase price of $1.00 per share.  The warrants expire on May 31, 2010.

(6)  Includes 83,333 currently outstanding shares of common stock and 83,333 shares which may be acquired through exercise of outstanding warrants which are currently exercisable to purchase additional shares of common stock for a purchase price of $1.00 per share.  The warrants expire on May 31, 2010.

(7)  Includes 700,000 currently outstanding shares of common stock and 700,000 shares which may be acquired through exercise of outstanding warrants which are currently exercisable to purchase additional shares of common stock for a purchase price of $1.00 per share.  The warrants expire on May 31, 2010.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Company maintains its corporate office in the office of its President, for which it pays no rent.  There are no outstanding agreements with management for administrative services to be rendered to the Company.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Director Independence

The NASDAQ Stock Market has instituted director independence guidelines that have been adopted by the Securities & Exchange Commission.  These guidelines provide that a director is deemed “independent” only if the board of directors affirmatively determines that the director has no relationship with the company which, in the board’s opinion, would interfere with the director’s exercise of independent judgment in carrying out his or her responsibilities.  Significant stock ownership will not, by itself, preclude a board finding of independence.

For NASDAQ Stock Market listed companies, the director independence rules list six types of disqualifying relationships that preclude an independence filing.  The Company’s board of directors may not find independent a director who:

1.

is an employee of the company or any parent or subsidiary of the company;

2.

accepts, or who has a family member who accepts, more than $60,000 per year in payments from the company or any parent or subsidiary of the company other than (a) payments from board or committee services; (b) payments arising solely from investments in the company’s securities; (c) compensation paid to a family member who is a non-executive employee of the company’ (d) benefits under a tax qualified retirement plan or non-discretionary compensation; or (e) loans to directors and executive officers permitted under Section 13(k) of the Exchange Act;

3.

is a family member of an individual who is employed as an executive officer by the company or any parent or subsidiary of the company;

4.

is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than (a) payments arising solely from investments in the company’s securities or (b) payments under non-discretionary charitable contribution matching programs;

5.

is employed, or who has a family member who is employed, as an executive officer of another company whose compensation committee includes any executive officer of the listed company; or

6.

is, or has a family member who is, a current partner of the company’s outside auditor, or was a partner or employee of the company’s outside auditor who worked on the company’s audit.

Based upon the foregoing criteria, our Board of Directors has determined that both Jose Acevedo is not an independent director under these rules as he is also employed as an officer of the Company.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by Larry O’Donnell, CPA, PC., for audit of the Company’s financial statements were $2,870 for the fiscal year ended December 31, 2008.  The aggregate audit fees billed by Ronald R. Chadwick, P.C., were $6,250, including $3,250 relating to the fiscal year ended May 31, 2008 and $3,000 relating to the fiscal year ended May 31, 2009.

Audit Related Fees

(2)

Neither Larry O’Donnell, CPA, PC., or Ronald R. Chadwick, P.C., billed the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2008 and 2007.

Tax Fees

(3)

The aggregate fees billed by Larry O’Donnell, CPA, P.C, for tax compliance, advice and planning were $0.00 for the fiscal year ended December 31, 2007. The aggregate fees billed by Ronald R. Chadwick, P.C, for tax compliance, advice and planning were $0.00 for the fiscal year ended December 31, 2007.

All Other Fees

 (4)

Neither Larry O’Donnell, CPA, P.C., or Ronald R. Chadwick, P.C.billed the Company for any products and services other than the foregoing during the fiscal years ended 2008 and 2007.

Audit Committee=s Pre-approval Policies and Procedures

(5)

IBI Acquisitions, Inc.., a blind pool reporting company which is not yet publicly traded, does not have a separate audit committee.  The current board of directors functions as the audit committee.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Audited Financial Statements for the fiscal year ended December 31, 2008.

(b)

Exhibits.

 3.1

Certificate of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on July 21, 2008).

3.2

Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on July 21, 2008).

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

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBI ACQUISISTIONS, INC.

By:  /S/ Patsy Sessions

Patsy Sessions, President

Date: August 28, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Patsy Sessions

Patsy Sessions, Principal Executive Officer and Director

Date: August 28, 2009

By:  /S/ Dean Sessions

Dean Sessions, Principal Financial Officer, Principal Accounting Officer and Director

Date: August 28, 2009