Form 10-K
period 2010-05-31
IBI ACQUISITIONS, INC.
filed 2010-08-31
CIK 1439981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

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

[ X ] Yes   [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

As of August 30, 2010, the Company had 1,320,000 shares issued and outstanding.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended May 31, 2010.

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

IBI ACQUISITIONS, INC

(A Development Stage Company)

Financial Statements

Period Ended May 31, 2010

Larry O'Donnell, CPA, P.C.

Telephone (303) 745-4545                                                                                         2228 South Fraser Street

Fax(303)369-9384

    Unit I

Email larryodonnellcpa@comcast.net                                                                     Aurora, Colorado    80014

www.larryodonnellcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

IBI Acquisitions Inc.

Westminster, Colorado

I have audited the accompanying balance sheet of IBI Acquisitions Inc. as of May 31, 2010 and 2009, and the related statements of operations, stockholders' equity and cash flows for the years then ended and the period from May 22, 2008 (inception) through May 31, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IBI Acquisitions Inc. as of May 31, 2010 and 2009, and the results of its operations and its cash flows for the year then ended and the period from May 22, 2008 (inception) through May 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

Larry O’Donnell, CPA, P.C.

August 30, 2010

IBI ACQUISITIONS, INC.
(A Development Stage Company)
BALANCE SHEETS
May 31, 2010 and 2009

	2010	2009
ASSETS

Current assets
Cash	$ 1,034	$ 2,015
Total current assets	1,034	2,015

Total Assets	$ 1,034	$ 2,015

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Notes Payable-Related Parties	4,100	-
Accrued Interest Payable	247
Total current liabilities	4,347	-

Total Liabilities	$ 4,347	$ -

Stockholders' Equity
Preferred stock, no par value;
10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, no par value;
100,000,000 shares authorized;
1,320,000 shares issued and outstanding	15,840	15,840
Additional paid in capital	-	-
Deficit accumulated during the development stage	(19,153)	(13,825)

Total Stockholders' Equity	(3,313)	2,015

Total Liabilities and Stockholders' Equity	$ 1,034	$ 2,015

The accompanying notes are an integral part of the financial statements.

IBI ACQUISITIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Years Ended May 31, 2010 and 2009
And Inception (May 22, 2008) to May 31, 2010

			Period From
			Inception
	Year	Year	(May 22, 2008)
	Ended	Ended	Through
	May 31 2010	May 31, 2009	May 31, 2010

Revenue	$ -	$ -	$ -

Operating expenses:
General and administrative	-	17	17
Legal and accounting	5,081	9,968	18,889
	5,081	9,985	18,906

Gain (loss) from operations	(5,081)	(9,985)	(18,906)

Other income (expense):
Interest expense	(247)	-	(247)

Income (loss) before
provision for income taxes	(5,328)	(9,985)	(19,153)

Provision for income tax	-	-	-

Net income (loss)	$ (5,328)	$ (9,985)	$ (19,153)

Net income (loss) per share
(Basic and fully diluted)	$ (0.00)	$ (0.01)

Weighted average number of
common shares outstanding	1,306,302	1,306,302

The accompanying notes are an integral part of the financial statements.

IBI ACQUISITIONS INC.
STATEMENT OF STOCKHOLDERS' EQUITY
Years Ended May 31, 2010 and 2009
And Inception (May 22, 2008) to May 31, 2010

				Deficit
	Common Stock			Accumulated	Stock-
		No Par	Paid In	During	holders'
	Shares	Amount	Capital	Dev. Stage	Equity

Balances at May 22, 2008	-	$ -	$ -	$ -	$ -

Compensatory stock issuance -
Founders	320,000	3,840			3,840

Sales of common stock	416,668	5,000			5,000

Net income (loss) for the period				(3,840)	(3,840)

Balances at May 31, 2008	736,668	8,840	-	(3,840)	5,000

Sales of common stock	583,332	7,000			7,000

Net income (loss) for the period				(9,985)	(9,985)

Balances at May 31, 2009	1,320,000	$ 15,840	-	$ (13,825)	$ 2,015

Net income (loss) for the period				(5,328)	(5,328)

Balances at May 31, 2010	1,320,000	$ 15,840	-	$ (19,153)	$ (3,313)

The accompanying notes are an integral part of the financial statements.

IBI ACQUISITIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Years Ended May 31, 2010 and 2009
And Inception (May 22, 2008) to May 31, 2010
			Period From
			Inception
	Year	Year	(May 22, 2008)
	Ended	Ended	Through
	May 31, 2010	May 31, 2009	May 31, 2010

Cash Flows From Operating Activities:
Net income (loss)	$ (5,328)	$ (9,985)	$ (19,153)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Compensatory option issuances		-	3,840
Accrued interest payable	247	-	247
Net cash provided by (used for)
operating activities	(5,081)	(9,985)	(15,066)

Cash Flows From Investing Activities:
	-	-	-
Net cash provided by (used for)
investing activities	-	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

IBI ACQUISITIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Years Ended May 31, 2010 and 2009
And Inception (May 22, 2008) to May 31, 2010
(Continued From Previous Page)

			Period From
			Inception
	Year	Year	(May 22, 2008)
	Ended	Ended	Through
	May 31, 2010	May 31, 2009	May 31, 2010

Cash Flows From Financing Activities:
Sales of common stock	-	7,000	12,000
Loans - Related parties	4,100		4,100
Net cash provided by (used for)
financing activities	4,100	7,000	16,100

Net Increase (Decrease) In Cash	(981)	(2,985)	1,034

Cash At The Beginning Of The Period	2,015	5,000	-

Cash At The End Of The Period	$ 1,034	$ 2,015	$ 1,034

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

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

NOTE 2. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to SFAS 109. At May 31, 2010, the Company had approximately $19,000 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2027. A deferred tax asset of approximately $3,800 resulting from the loss carryforward has been offset by a 100% valuation allowance. The change in the valuation allowance in fiscal year 2010 was approximately $3,800.

IBI ACQUISITIONS INC.

NOTES TO FINANCIAL STATEMENTS

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

NOTE 4.  LOAN PAYABLE – RELATED PARTIES:

The Company has received loans from an officer and shareholders.  The loans are unsecured and accrue interest of 10% annually.  At the discretion of the Company’s Board of Directors, on the date an agreement has been reached to merge or sell the company, a cash payment of principal and accrued interest is to be made in lump sum or converted into common shares at a market value of $0.02 per share. As of May 31, 2010, $247 of accrued interest is payable.

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

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of May 31, 2009 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of May 31, 2010, the Company's internal control over financial reporting was effective.

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

There was no change in the Company's internal control over financial reporting during the year ended May 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions held
Patsy Sessions	59	President and Chairman
Dean Sessions	59	Secretary, Treasurer and Director

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

Biographical Information

Patsy Sessions - Mrs. Sessions has served as President and Chairman of the Board of Directors of the since its inception.  In 1978, Mrs. Sessions obtained a Bachelor of Commerce degree from the University of Calgary, with a major in accounting and went on to get a CPA certification.  In 1987, she obtained her NASD Series 7 and Series 24 licenses and worked in partnership with her husband, Dean, in the securities industry until 1993.  From 1993 to the present, Mrs. Sessions has served as the CFO in charge of financial statement preparation and tax filings for several public companies in conjunction with Dean’s mergers and acquisitions business.  In addition, in 1997, Mrs. Sessions obtained her insurance license with GE Capital Assurance’s Long Term Care Division.  From 1999 to the present she has been an independent broker registered with several major Long Term Care insurance providers in Colorado.  In addition to serving as an officer and director of the Company, Mrs. Sessions is also an officer and director of Knight Capital Corp, a Colorado corporation, which is a shell company.

Dean Sessions - Mr. Sessions has served as Secretary, Treasurer, and a Director of the Company since its inception.  In May of 1973, Mr. Sessions obtained a Bachelor of Science degree from the University of Colorado.  In September of 1993, he obtained his NASD Series 7 license and joined the Boulder office of E.F. Hutton Securities as an account executive.  He worked in the securities industry in the same capacity with various firms through 1993.  From 1993 to the present, he has worked in the mergers and acquisitions field assisting private companies in their process of public trading and financing.  Additionally, as an investor, he has been involved in various areas of venture capital.  Mr. Sessions is also a golf professional and has attempted to obtain exempt status through the qualifying tournaments on the Nike Tour, PGA Tour and PGA Champions Tour.   In addition to serving as an officer and director of the Company, Mr. Sessions is also an officer and director of Knight Capital Corp., a Colorado corporation, which is a shell company

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified. Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

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

Directorships

In addition to serving as an officers and directors of the Company, Patsy Sessions and Dean Sessions also both serve as officers and directors of Knight Capital Corp, a Colorado corporation, which is also a shell company.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of May 31, 2010, the ownership of each executive officer and director of the Company, of all executive officers and directors of the Company as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its Common Stock. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Company except as may be otherwise noted.

Title of Class	Name and Address	Number of Shares Beneficially Owned	Percent of Class

Common	Patsy Sessions (1) 3250 W. 114th Circle Unit D Westminster, CO, 80031	700,000 (2)	53.03%

Common	Dean Sessions(1) 3250 W. 114th Circle Unit D Westminster, CO, 80031	700,000 (3)	53.03%

Common	Frank Jackson 707 8th Street Boulder, Co 80302	208,333	15.78%

Common	John Stearns 1661 SW Harbour Isles Circle Port St. Lucie, FL 34986	225,000	17.05%

Common	Randy Sasaki 1175 Osage St., Suite 204 Denver, Co 80204	83,333	6.31%

Common	All Directors and Officers as a Group (2 in Number)	700,000	53.03%

(1)

Officer and Director of the Company

(2)  Includes 350,000 currently outstanding shares of common stock owned directly as well as 350,000 shares held by Dean Sessions, the spouse of Patsy Sessions.

(3) Includes 350,000 currently outstanding shares of common stock owned directly as well as 350,000 shares held by Patsy Sessions, the spouse of Dean Sessions.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by Larry O’Donnell, CPA, PC.,for audit of the Company’s financial statements were $2,500 for the fiscal year ended May 31, 2010, and $2,870 for the fiscal year ended May 31, 2009.

Audit Related Fees

(2)

Larry O’Donnell, CPA, PC. did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2010 and 2009.

Tax Fees

(3)

The aggregate fees billed by Larry O’Donnell, CPA, P.C, for tax compliance, advice and planning were $0.00 for the fiscal year ended May 31, 2010 and $0.00 for the fiscal year ended May 31, 2009.

All Other Fees

 (4)

Larry O’Donnell, CPA, P.C., did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2010 and 2009.

Audit Committee=s Pre-approval Policies and Procedures

(5)

IBI Acquisitions, Inc.., a blind pool reporting company which is not yet publicly traded, does not have a separate audit committee.  The current board of directors functions as the audit committee.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Audited Financial Statements for the fiscal year ended May 31, 2010.

(b)

Exhibits.

 3.1

Certificate of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on July 22, 2008).

3.2

Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on July 22, 2008).

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

Date: August 30, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Patsy Sessions

Patsy Sessions, Principal Executive Officer and Director

Date: August 30, 2010

By:  /S/ Dean Sessions

Dean Sessions, Principal Financial Officer, Principal Accounting Officer and Director

Date: August 30, 2010