Form 10-K
period 2011-05-31
IBI ACQUISITIONS, INC.
filed 2011-09-02
CIK 1439981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

IBI ACQUISITIONS, INC

(Name of small business in its charter)

Colorado	000-53340	26-2666328
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

1175 Osage, Suite 204 Denver, CO 80204
(Address of principal executive offices)
Registrant’s telephone number, including area code: (303) 623-5400

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

[  ] Yes [ X ] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not  contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ X ] Yes   [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

As of August 31, 2011, the Company had 1,320,000 shares issued and outstanding.

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

As of May 31, 2011, the end of the current fiscal year, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended May 31, 2011.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company required by Article 3 of Regulation S-X  are attached to this report.

IBI ACQUISITIONS, INC

(A Development Stage Company)

Financial Statements

Period Ended May 31, 2011

INDEX

Page
Report of Independent Registered Public Accounting Firm	9
Balance sheets	10
Statements of operations	11
Statements of stockholder’s (deficit)/ equity	12-13
Statements of cash flows	14
Notes to financial statements	15-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of IBI Acquisitions, Inc.

We have audited the accompanying balance sheets of IBI Acquisitions as of May 31, 2011 and 2010, and the related statements of income, stockholders’ equity, and cash flows for the years ended May 31,, 2011 and 2010. IBI Acquisitions, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IBI Acquisitions, Inc. as of May 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended May 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has recurring losses, has negative working capital and has a total stockholders' deficit, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Comiskey & Company

PROFESSIONAL CORPORATION

Denver, Colorado

August 19, 2011

IBI ACQUISITIONS, INC.
(A Development Stage Company)
BALANCE SHEETS
May 31, 2011 and 2010

	May 31, 2011	May 31, 2010

ASSETS

Current assets
Cash	$ 1,478	$ 1,034
Total current assets	1,478	1,034

Total Assets	$ 1,478	$ 1,034

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accounts Payable	$ 1,661	$ -
Accrued Interest Payable	-	247
Loan Payable - Related parties	4,000	4,100
Total current liabilities	5,661	4,347

Total Liabilities	5,661	4,347

Stockholders' Equity
Preferred stock, no par value;
10,000,000 shares authorized;
None issued and outstanding	-	-
Common stock, no par value;
100,000,000 shares authorized;
1,320,000 shares issued and outstanding	15,840	15,840
Additional paid in capital	4,347	-
Deficit accumulated during the development
stage	(24,370)	(19,153)

Total Stockholders' Equity	(4,183)	(3,313)

Total Liabilities and Stockholders' Equity	$ 1,478	$ 1,034

The accompanying notes are an integral
part of the financial statements.

IBI ACQUISITIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the years ended May 31, 2011 and 2010

			Period From
			Inception
	For the year	For the year	(May 22, 2008)
	Ended	Ended	Through
	May 31, 2011	May 31, 2010	May 31, 2011

Revenue	$ -	$ -	$ -

Operating expenses:
Filing Fees	60	-	60
General and administrative	26	-	43
Legal and accounting	5,131	5,081	24,020
	5,217	5,081	24,123

Gain (loss) from operations	(5,217)	(5,081)	(24,123)

Other income (expense):	-	(247)	(247)

Income (loss) before
provision for income taxes	(5,217)	(5,328)	(24,370)

Provision for income tax	-	-	-

Net income (loss)	$ (5,217)	$ (5,328)	$ (24,370)

Net income (loss) per share
(Basic and fully diluted)	$ -	$ -

Weighted average number of
common shares outstanding	1,320,000	1,320,000

The accompanying notes are an integral
part of the financial statements.

IBI ACQUISITIONS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
Years Ended May 31, 2011 and 2010
And Inception (May 22, 2008) to May 31, 2011

				Deficit
	Common Stock			Accumulated	Stock-
		No Par	Paid In	During	holders'
	Shares	Amount	Capital	Dev. Stage	Equity

Balances at May 22, 2008	-	$ -	$ -	$ -	$ -

Compensatory stock issuance -
Founders	320,000	3,840			3,840

Sales of common stock	416,668	5,000			5,000

Net income (loss) for the period				(3,840)	(3,840)

Balances at May 31, 2008	736,668	8,840	-	(3,840)	5,000

Sales of common stock	583,332	7,000			7,000

Net income (loss) for the period				(9,985)	(9,985)

Balances at May 31, 2009	1,320,000	15,840	-	(13,825)	2,015

Net income (loss) for the period				(5,328)	(5,328)

Balances at May 31, 2010	1,320,000	15,840	-	(19,153)	(3,313)

Shareholder loans contributed to capital			4,347		4,347

Net income (loss) for the period				(5,217)	(5,217)

Balances at May 31, 2011	1,320,000	$15,840	$ 4,347	$ (24,370)	$(4,183)

The accompanying notes are an integral
part of the financial statements.

IBI ACQUISITIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the years ended May 31, 2011 and 2010

			Period From
			Inception
	For the Year	For the Year	(May 22, 2008)
	Ended	Ended	Through
	May 31, 2011	May 31, 2010	May 31, 2011

Cash Flows From Operating Activities:
Net income (loss)	$ (5,217)	$ (5,328)	$ (24,370)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Compensatory option issuances		-	3,840
Accrued interest payable		247	247
Accounts payable	1,661	-	1,661
Net cash provided by (used for)
operating activities	(3,556)	(5,081)	(18,622)

Cash Flows From Investing Activities:	-	-	-

Cash Flows From Financing Activities:
Sales of common stock	-	-	12,000
Loan payable - related parties	4,000	4,100	8,100
Net cash provided by (used for)
financing activities	4,000	4,100	20,100

Net Increase (Decrease) In Cash	444	(981)	1,478

Cash At The Beginning Of The Period	1,034	2,015	-

Cash At The End Of The Period	$ 1,478	$ 1,034	$ 1,478

Schedule Of Non-Cash Investing And Financing
Activities

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
Shareholder debt contributed to capital	$ 4,347	$ -	$ 4,347

The accompanying notes are an integral
part of the financial statements.

IBI ACQUISITIONS, INC.

 NOTES TO FINANCIAL STATEMENTS

May 31, 2011 and 2010

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

Income tax

The Company accounts for income taxes under Statement Accounting Standards Codification (ASC) 740, wherein deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

We record uncertain tax positions based on our estimate of the potential exposure.  We do not have an accrual for uncertain tax positions at year end.  If interest and penalties were to be assessed, we would charge these to interest expense.

IBI ACQUISITIONS, INC.

 NOTES TO FINANCIAL STATEMENTS

May 31, 2011 and 2010

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

NOTE 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception, has no present source of revenue, and as of May 31, 2011 had an accumulated deficit of $24,370. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions. The Company also hopes to consummate merger and acquisition transactions through marking efforts. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

NOTE 3.  CHANGE IN CONTROL

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

IBI ACQUISITIONS, INC.

 NOTES TO FINANCIAL STATEMENTS

May 31, 2011 and 2010

NOTE 4. INCOME TAXES

A reconciliation of income taxes at statutory rates is as follows:

			Period From
			Inception
	For the year	For the year	(May 22, 2008)
	Ended	Ended	Through
	May 31, 2011	May 31, 2010	May 31, 2011

Net loss per financial statements	$(5,217)	$(5,328)	$(24,370)

Federal tax effect at 15%	783	799	3,656

State tax, net of federal benefit 3.5%	183	186	853
Valuation allowance	(966)	(985)	(4,509)

Provision for income tax	-	-	-

The Company’s deferred tax assets consist entirely of the benefit from federal and state net operating loss carry-forwards, and are offset by a full valuation allowance.  The Company has approximately $24,000 in federal and state net operating tax loss carry-forwards that begin to expire in 2027.  These net operating losses may be reduced or eliminated upon a change of control of the company pursuant to Internal Revenue Code Section 381.

NOTE 5.  LOAN PAYABLE – RELATED PARTIES

The Company has received loans from its current and former officers and shareholders.  At May 31, 2011, the loans are unsecured and non-interest bearing, with a balance of $4,000.

At May 31, 2010, the loans accrued interest at a rate of 10% annually, and were subject to an agreement whereby the loans could be converted into common shares at a market value of $0.02 per share. As of May 31, 2010, $247 of accrued interest was payable.  As mentioned in Note 2 above, in connection with a change of control, the former officer and shareholders elected to contribute their outstanding loans plus accrued interest into capital of the Company rather than converting to stock.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 26, 2010, Larry O’Donnell, CPA, P.C. (“O’Donnell”), advised the Registrant that it had resigned as the principal independent accountant to audit the Registrant’s financial statements for the fiscal year ending May 31, 2011.

On October 19, 2010, prior to the date on which O’Donnell advised the Registrant of its resignation, the Public Company Accounting Oversight Board (“PCAOB”) issued a Final Order revoking O’Donnell’s registration with the PCAOB.  The revocation of O’Donnell’s registration with the PCAOB became effective as of December 14, 2010.

The Registrant engaged the firm of Comiskey & Company, P.C., of Denver, Colorado (“Comiskey”) as the principal accountant to audit the Registrant’s financial statements for the fiscal year ending May 31, 2011 and 2010.

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

As of the end of the period covered by this report, our sole officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our sole officer concluded that, as of May 31, 2011, the Company's disclosure controls and procedures were not effective.

Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our sole officer evaluated the effectiveness of the Company's internal control over financial reporting as of May 31, 2011 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of May 31, 2011:

1. The Company has not established adequate financial reporting monitoring procedures to mitigate the risk of management override, specifically because there are no employees, and only a single officer and director with management functions.  Therefore there is lack of segregation of duties. In addition, the Company does not utilize accounting software.

2. There is insufficient oversight of accounting principles implementation and insufficient oversight of external audit functions.

3. There is a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of May 31, 2011, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report is not subject to attestation by the Company's registered public accounting firm.

REMEDIATION OF MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company does not currently have the resources to employ staff experienced in SEC disclosure and GAAP compliance. The Company intends to work with its external consultants to properly address changes in accounting principles and SEC disclosure requirements. The Company believes this approach to be the most cost effective solution available for the foreseeable future.

The Company will also increase management's review of key financial documents and records.

The Company does not currently have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function. However, Company management will increase the review of  financial statements on a periodic basis. These actions, in addition to the improvements identified above, will minimize any risk of a potential material misstatement occurring.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company's internal control over financial reporting during the year ended May 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions held
Jay Lutsky	68	CEO, CFO and DIRECTOR

The director named above will serve until the next annual meeting of the Company's stockholders, or until his successor has been elected and duly qualified. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between the sole officer and director of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current director to the Company's board. There are also no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs.

The current director and officer will devote his time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month. There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

Biographical Information

Jay Lutsky   Mr. Lutsky was appointed as officer and director of the Company on September 15, 2010. Since May of 1980, Mr. Lutsky has done business as Dolphin & Associates, a private consulting firm that is a sole proprietorship. In addition to serving as an officer and director of the Company, Mr. Lutsky also currently serves as chief executive officer, chief financial officer and Director of Xian Resources, Ltd, a Colorado corporation, which are is also a shell company.  He earned a Bachelor of Science degree in 1967 from Kent State University.

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified. Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

Family Relationships

None

Involvement in Certain Legal Proceedings

To the best of its knowledge, the Company’s sole officer and director was not involved in any legal proceedings during the last ten years as described in Item 401(f) of Regulation S-K.

Directorships

In addition to serving as an officers and directors of the Company, Jay Lutsky also serves as an officer and director of Xian Resources, Ltd., a Colorado corporation, which is also a shell company.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based upon a review of all filings regarding the Company which have been filed with the Securities and Exchange Commission, the Company believes that Form 3 Initial Statements of Beneficial Ownership for the current officer and director and for the principal shareholders of the Company were not filed on a timely basis.

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

Title of Class	Name and Address	Number of Shares Benefically Owned	Percent of Class
Common	Jay Lutsky (1) 4807 S. Zang Way Morrison, CO 80465	54,168 (2)	4.1%
Common	Trout Trading Company 1175 Osage, Suite 204 Denver, CO 80204	427,000	32.35%
Common	Zeng, Mei Ying Bo Lian Company, 4th Floor, Shajing Bu Chung Community Shajing Street, Bao An District Shenzen City, Guangdong Province 518104, PRC	125,400	9.5%
Common	Chen, Shao Xing Room 2002, Community Hao Jing Cheng Shajing BuChong Community Shajing Street, Bao An District Shenzen City, Guangdong Province 518104, PRC	125,400	9.5%
Common	Zeng, Gu Ji No.6 Lane One, Da Chung Gi Road XinQiao Community Shajing Street, Bao An District Shenzen City, Guangdong Province 518125, PRC	125,400	9.5%
Common	Jiang Jui Fang No. 6 South District, Bu Chung Community Shajing Street, Bao An District Shenzen City, Guangdong Province 518104, PRC	125,400	9.5%
Common	Zeng, Chen Ti No. 5 Lane 4, XinQiao Community Tian Ming Shajing Street, Bao An District Shenzen City, Guangdong Province 518125, PRC	125,400	9.5%
Common	All Officers and Directors as a group (1 in number)	54,168	4.1%

(1)

Officer and Director of the Company

(2)  Includes 54,168 shares registered in the name of Donna Lutsky, the spouse of Mr. Lutsky.  Mr. Lutsky disclaims beneficial ownership of the shares owned by his spouse.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Company maintains its corporate office in the office of its President, for which it pays no rent.  There are no outstanding agreements with management for administrative services to be rendered to the Company.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

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

Based upon the foregoing criteria, our Board of Directors has determined that Jay Lutsky is an independent director under these rules.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

As of the date of this filing, the aggregate fees billed by Comiskey & Company, P.C., for audit of the Company’s financial statements were $3,000 for the fiscal years ended May 31, 2011 and 2010.

Audit Related Fees

Comiskey & Company, P.C., did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal year ended May 31, 2010 and the fiscal year ended May 31, 2011.

Tax Fees

The aggregate fees billed by Comiskey & Company, P.C., for tax compliance, advice and planning were $0.00 for the fiscal year ended May 31, 2010 and $0.00 for fiscal year May 31, 2011.

All Other Fees

Comiskey & Company, P.C., did not bill the Company for any products and services other than the foregoing during the fiscal year ended May 31, 2010 and May 31, 2011.

Audit Committee=s Pre-approval Policies and Procedures

IBI Acquisitions, Inc.., a blind pool reporting company which is not yet publicly traded, does not have a separate audit committee.  The current board of directors functions as the audit committee.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Audited Financial Statements for the fiscal years ended May 31, 2011 and 2010.

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

By:  /S/ Jay Lutsky

Jay Lutsky, CE0

Date: August 31, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Jay Lutsky

Jay Lutsky, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director.

Date: August 31, 2010