Form 10-Q
period 2011-11-30
IBI ACQUISITIONS, INC.
filed 2011-12-19
CIK 1439981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

or

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

          [ X ] Yes   [ ] No

As of December 15, 2011 the Issuer had 1,320,000 shares of common stock issued and outstanding.

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

IBI ACQUISITIONS, INC

FINANCIAL STATEMENTS

PERIOD ENDED NOVEMBER 30, 2011

IBI ACQUISITIONS, INC.
(A Development Stage Company)
BALANCE SHEETS

	November 30, 2011	May 31, 2011
	(Unaudited)
ASSETS

Current assets
Cash	$ 1,093	$ 1,478
Total current assets	1,093	1,478

Total Assets	$ 1,093	$ 1,478

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accounts Payable	$ 12,296	$ 1,661
Loan Payable - Related parties	8,750	4,000
Total current liabilities	21,046	5,661

Total Liabilities	21,046	5,661

Stockholders' Equity
Preferred stock, no par value;
10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, no par value;
100,000,000 shares authorized;
1,320,000 shares issued and outstanding	15,840	15,840
Additional paid in capital	4,347	4,347
Deficit accumulated during the development
stage	(40,140)	(24,370)

Total Stockholders' Equity	(19,953)	(4,183)

Total Liabilities and Stockholders' Equity	$ 1,093	$ 1,478

The accompanying notes are an integral
part of the financial statements.

IBI ACQUISITIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
					Inception
	Three Months	Three Months	Six Months	Six Months	(May 22, 2008)
	Ended	Ended	Ended	Ended	Through
	Nov. 30, 2011	Nov. 30, 2010	Nov. 30, 2011	Nov. 30, 2010	Nov. 30, 2011

Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses:
Filing Fees	-	-	-	60	60
General and administrative	-	-	-	-	43
Legal and accounting	8,425	3,870	15,770	3,870	39,790
	8,425	3,870	15,770	3,930	39,893

Gain (loss) from operations	(8,425)	(3,870)	(15,770)	(3,930)	(39,893)

Other income (expense):	-	-	-	-	(247)

Income (loss) before
provision for income taxes	(8,425)	(3,870)	(15,770)	(3,930)	(40,140)

Provision for income tax	-	-	-	-	-

Net income (loss)	$ (8,425)	$ (3,870)	$ (15,770)	$ (3,930)	$ (40,140)

Net income (loss) per share
(Basic and fully diluted)	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average number of
common shares outstanding	1,320,000	1,320,000	1,320,000	1,320,000

The accompanying notes are an integral
part of the financial statements.

IBI ACQUISITIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Inception
	Six Months	Six Months	(May 22, 2008)
	Ended	Ended	Through
	Nov. 30, 2011	Nov. 30, 2010	Nov. 30, 2011

Cash Flows From Operating Activities:
Net income (loss)	$ (15,770)	$ (3,930)	$ (40,140)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Compensatory option issuances		-	3,840
Accrued interest payable			247
Accounts payable	10,635	2,900	12,296
Net cash provided by (used for)
operating activities	(5,135)	(1,030)	(23,757)

Cash Flows From Investing Activities:	-	-	-

Cash Flows From Financing Activities:
Sales of common stock	-	-	12,000
Loan payable - related parties	4,750	-	12,850
Net cash provided by (used for)
financing activities	4,750	-	24,850

Net Increase (Decrease) In Cash	(385)	(1,030)	1,093

Cash At The Beginning Of The Period	1,478	1,034	-

Cash At The End Of The Period	$ 1,093	$ 4	$ 1,093

Schedule Of Non-Cash Investing And Financing
Activities
None

Supplemental Disclosure
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
Shareholder debt contributed to capital	$ -	$ 4,347	$ 4,347

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

NOTE 2.  LETTER OF INTENT

On October 18, 2011 the Company entered into a Letter of Intent with T.O Entertainment, Inc., a Japanese corporation serving the entertainment industry.  Under the terms of the LOI the proposed transaction contemplates an investment in kind by the shareholders of TOE in exchange for up to 32,000,000 million shares of the Company's no par value common stock.  If a definitive agreement is reached, TOE will become a subsidiary of the Company.  If no definitive agreement is reached by February 1, 2012 the letter of intent will become null and void.  There can be no guarantee that the Company will be successful in consummating a business combination with TOE.

TOE was formed in 2003 and initially acted as agents for authors and cartoonist and was mainly involved in the publishing of books.  Since 2003, TOE has expanded its operation into other segments of the entertainment industry.  Currently TOE is engaged in following segments of the entertainment industry:

•

Producing and distributing animated films for theatrical and television release

•

Producing and distributing live action films for theatrical release

•

Distribution of DVDs and Blue Ray Discs

•

Publishing and distribution of books

•

Co-Ownership of intellectual property rights

NOTE 3.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception, has no present source of revenue, and as of November 30, 2011 had an accumulated deficit of $40,140. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.   The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions. The Company also hopes to consummate merger and acquisition transactions through marking efforts. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

NOTE 4.  RELATED PARTY TRANSACTIONS

The Company has received loans from a shareholder totaling $8,750, including $1,000 in the current quarter.  The loans are unsecured and do not accrue interest.  At the discretion of the Company’s Board of Directors, on the date an agreement has been reached to merge or sell the company, a cash payment of principal is to be made in lump sum or converted into common shares at a market value of $.02 per share.

ITEM 2.

MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

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

Liquidity and Capital Resources

As of November 30, 2011, the Company remains in the development stage.  As of and for the period ended November 30, 2011, the Company’s balance sheet reflects total assets of $1,093, and current liabilities of $21,046.

Results of Operations

During the period from May 22, 2008 (inception) through November 30, 2011, the Company has engaged in organizational activities and preparation and filing of its registration statement on Form 10 under the Securities Exchange Act of 1934, as amended, as well as efforts to locate a business combination.  During the quarter ended November 30, 2011, the Company entered into a letter of intent to acquire T.O Entertainment, a Japanese Corporation in the entertainment industry.  The Company does not expect to generate any revenue until it completes this or another business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

Plan of Operations

For the fiscal year ending May 31, 2012, the Company expects to complete a business combination with T.O Entertainment, or if this is unsuccessful, to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction.  The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates.  The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued):

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

The Company has no current plans, proposals, arrangements or understandings to raise additional capital through the sale or issuance of additional securities prior to the location of a merger or acquisition candidate.  Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.  Notwithstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates that it will continue to rely on its major shareholders to pay expenses on its behalf, or it will seek to raise capital through the private placement of restricted securities.  During the current quarter, management provided a non-interest bearing advance of $1,000 to fund the working capital needs of the Company.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Not Applicable

ITEM 4.

CONTROLS AND PROCEDURES:

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

As of the end of the period covered by this report, our sole officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation and the identification of the material weaknesses in internal control over financial reporting previously described in our 10-K for the period May 31, 2011 which included deficiencies in financial reporting and monitoring and lack of segregation of duties, our sole officer concluded that, as of November 30, 2011, the Company's disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended November 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

SCH XBRL Schema Document.*

101

CAL XBRL Taxonomy Extension Calculation Linkbase Document.*

101

LAB XBRL Taxonomy Extension Label Linkbase Document.*

101

PRE XBRL Taxonomy Extension Presentation Linkbase Document. *

101

DEF XBRL Taxonomy Extension Definition Linkbase Document.*

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IBI ACQUISITIONS, INC

By:  /S/ Jay Lutsky

Jay Lutsky, Chief Executive Officer

Date:  December 15, 2011

By: /S/ Jay Lutsky

Jay Lutsky, Principal Financial Officer

Date:  December 15, 2011