Form 10-Q
period 2011-12-31
IBI ACQUISITIONS, INC.
filed 2012-02-14
CIK 1439981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[   ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to __________________

Commission File Number: 000-53213

IBI ACQUISITIONS, INC

 (Exact name of registrant as specified in its charter)

Colorado	26-2666328
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)
90 Madison Street Suite 701 Denver, CO 80206
(Address of principal executive offices)
303-329-3008
(Registrant’s telephone number, including area code)
1175 Osage, Suite 204 Denver, CO 80204
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [ X ] Yes    [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

          [ X ] Yes   [ ] No

As of February 14, 2011 the Issuer had 33,000,000 shares of common stock issued and outstanding.

		Page Number

PART I.	FINANCIAL INFORMATION	1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of December 31, 2011 (unaudited) and May 31, 2011	1

	Condensed Statements of Operations for the three and nine months ended December 31, 2011 and 2010 and for the transition period from April 1, 2011 through December 31, 2011 (unaudited)	2

	Condensed Statements of Cash Flows for the nine months ended December 31, 2011 and 2010 and for the transition period from April 1, 2011 through December 31, 2011 (unaudited)	3

	Notes to Condensed Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4.	Controls and Procedures	10

PART II.	OTHER INFORMATION	11

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits	12

SIGNATURES		13

ii

PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

IBI Acquisitions, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	December 31,	May 31,
	2011	2011
	(Unaudited)
Assets
Current assets:
Cash	$1,093	$1,478
Total current assets	1,093	1,478

Total Assets	$1,093	$1,478

Liabilities And Stockholders’ Equity
Current liabilities:
Advances from related party	$8,750	$4,000
Accounts payable	12,296	1,661
Total current liabilities	21,046	5,661

Total liabilities	21,046	5,661

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; none issued and outstanding
Common stock, no par value;100,000,000 shares authorized;	15,840	15,840
1,320,000 shares issued and outstanding at December 31, 2011 and May 31, 2011, respectively
Additional paid in capital	4,347	4,347
Deficit accumulated during development stage	(40,140)	(24,370)
Total stockholders’ deficit	(19,953)	(4,183)
Total Liabilities And Stockholders’ Equity	$1,093	$1,478

See the accompanying notes to the financial statements

IBI Acquisitions, Inc.
(A Development Stage Company)
Condensed Statement of Operations
(Unaudited)

					For the transition	For the period
					period from	from Inception,
	For the three month		For the nine month		June 1, 2011	May 22, 2008
	periods ended		periods ended		through	through
	December 31,		December 31,		December 31,	December 31,
	2011	2010	2011	2010	2011	2011
Operating expenses:
General and administrative	$8,425	$2,138	$14,909	$5,568	$15,770	$39,893
Total operating expenses	8,425	2,138	14,909	5,568	15,770	39,893

Loss from operations	8,425	2,138	14,909	5,568	15,770	39,893

Other expense (income)	0	0	0	0	0	247

Loss before income taxes	8,425	2,138	14,909	5,568	15,770	40,140

Provision for income taxes	0	0	0	0	0	0

Net loss	$8,425	$2,138	$14,909	5,568	15,770	$40,140

Per share information - basic and fully diluted:
Weighted average shares outstanding	1,320,000	1,320,000	1,320,000	1,320,000	1,320,000	1,320,000
Net loss per share	$0.01	$0.00	0.01	0.00	0.01	$0.03

See the accompanying notes to the financial statements

IBI Acquisitions, Inc.

Notes To Condensed Financial Statements

IBI Acquisitions, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			For the transition	For the period from
			period from	Inception,
	For the nine month periods ended		June 1, 2011	May 22, 2008
	December 31,		through	through
	2011	2010	December 31, 2011	December 31, 2011
Net cash used in operations	$(7,635)	$(2,485)	$(5,135)	$(23,757)

Cash flow from financing activities:
Proceeds from sale of common stock				12,000
Proceeds from advances from related party	4,750	4,100	4,750	12,850
Net cash provided by financing activities	4,750	4,100	4,750	24,850

Net decrease in cash	(2,885)	1,615	(385)	1,093
Cash at beginning of period	3,978	4	1,478	-
Cash at end of period	$1,093	$1,619	$1,093	$1,093

Supplemental Cash Flow Information
Cash paid for income taxes	$-	$-	$-	$-
Cash paid for interest	$-	$-	$-	$-

See the accompanying notes to the financial statements

IBI Acquisitions, Inc.

Notes To Condensed Financial Statements

Note 1.  Basis of Presentation

The accompanying unaudited financial statements of IBI Acquisitions, Inc. at December 31, 2011 and 2010 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended May 31, 2011. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended December 31, 2011 and 2010 presented are not necessarily indicative of the results to be expected for the full year. The May31, 2011 balance sheet has been derived from the Company’s audited financial statements included in its annual report on Form 10-K for the year ended May 31, 2011.

We are in the development stage as defined under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities” (“ASC 915”).  The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.

Financial statements prepared in accordance with GAAP contemplate continuation of the Company as a going concern.  We are in the development stage and as of December 31, 2011 have not as yet generated operating revenues and have incurred losses to date of $40,140, and our current liabilities exceed our current assets by $19,953.  To date we have funded our operations through advances from related parties.  We intend to raise additional funding through third party equity or debt financing.  There is no certainty that funding will be available as needed.  These factors raise substantial doubt about our ability to continue operating as a going concern.  Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.  The condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in our not being able to continue as a going concern.

Note 2.  Summary of Significant Accounting Policies

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

Fair Value Measurement

IBI Acquisitions, Inc.

Notes To Condensed Financial Statements

ASC Topic 820, “Fair Value Measurements and Disclosures” ("ASC 820"), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. ASC 820 defines the hierarchy as follows:

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on the New York Stock Exchange.

Level 2 - Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reported date. The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using highly observable inputs.

Level 3 - Significant inputs to pricing that are unobservable as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.

Our financial instruments consist of cash and cash equivalents, payables, and loans payable to related party. The carrying values of cash and cash equivalents, payables and loans payable to related party approximate their fair value due to their short maturities.

Net Loss Per Share

Net loss per common share is computed in accordance with ASC Topic 260, “Earnings Per Share”, which requires companies to present basic and diluted earnings per share. Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted net loss per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the period.  We had no common stock equivalents during the periods presented.

Recent Accounting Pronouncements

We have reviewed all recently issued, but no yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

Note 3.  Advances From Related Party

We have received advances from a shareholder totaling $8,750, including $1,000 in the current quarter.  The loans are unsecured and do not accrue interest.

Note 4.  Income Taxes

We account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”).  We have determined an estimated annual effective tax rate.  The rate will be revised, if necessary,

IBI Acquisitions, Inc.

Notes To Condensed Financial Statements

as of the end of each successive interim period during our fiscal year to our best current estimate.  As of December 31, 2011, the estimated effective tax rate for the year will be zero.

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2008 through the current period.  Our policy is to account for income tax related interest and penalties in income tax expense in the statement of operations.  There have been no income tax related interest or penalties assessed or recorded.

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition

Note 5.  Subsequent Event

We evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our financial statements except as follow:

On January 3, 2012, we entered into separate Investment Agreements (the “Investment Agreements”) with 20 shareholders (the “Investors”) of T.O Entertainment, Inc. a Japan corporation (“TOE”) who are the owners of one hundred percent (100%) of the outstanding shares of TOE.  Pursuant to the terms of the Investment Agreements, each of the Investors agreed to make a direct investment in our company in the form of a contribution to us of all shares of common stock of TOE owned by the Investor (“TOE Shares”), and we agreed to issue to each of the Investors approximately 6,893 shares of our common stock for each TOE Share invested.  At the time of closing under the Investment Agreements, the Investors will invest a total of 4,596 TOE Shares (representing 100% of the outstanding stock of TOE) in us, by transferring ownership of such shares to us, and we will issue a total of 31,680,000 shares of our common stock to the Investors in exchange for their TOE Japan Shares.  Following the transaction, the Investors will own a total of 31,680,000 shares of our common stock representing 96% of our issued and outstanding common stock.

The transaction is being accounted for as a “reverse merger,” since the stockholders of TOE will own a majority of the outstanding shares of our common stock immediately following the completion of the transaction.  TOE is deemed to be the accounting acquirer in the reverse merger.  Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements for periods prior to the transaction will be those of TOE and its subsidiaries, and will be recorded at the historical cost basis of TOE.  After completion of the transaction, our consolidated financial statements will include our assets and liabilities and TOE and its subsidiaries, the historical operations of TOE and its subsidiaries, and our operations from the closing date of the transaction.

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

Plan of Operations

Subsequent to December 31, 2011 we completed the acquisition of T.O Entertainment Inc. (“TOE” or the “Company”).  TOE is an entertainment company incorporated in Tokyo, Japan on April 1, 2003, whose businesses include filmed entertainment and book publishing and production which consists principally of production and distribution of animated and live feature films, including distribution of such films on DVD and Blue Ray Disc.   Book publishing consisting principally of the sale of books to which TOE has the rights to print and distribute. TOE operations are currently in Japan, Singapore and the United Kingdom.

TOE was formed in 2003. It initially acted as an agent for authors and cartoonists and was mainly involved in the publishing of books.  In 2007 TOE entered into the production segment of the entertainment industry with the production of animated.

In 2007, as TOE growth continued in Japan, it formed its first subsidiary outside of Japan (“overseas”) in the United Kingdom and opened an office in London.  In 2008, TOE set up a branch office in Korea and in 2009, TOE Japan set up a subsidiary in Singapore and a branch office in Russia (incorporated in 2011).  In 2010 TOE Group set up a sales office in Los Angeles.  These offices were set up in order to facilitate business expansion in those markets.  These offices have limited staff and mainly operate with the assistance of the main office in Ebisu, Japan.  Our representative in the London office has recently resigned leaving the office dormant until we can find a replacement.

Currently TOE is engaged in two industry segments (i) film entertainment, which consists principally of production and distribution of animated and live action feature films, including distribution of such films on DVD and Blu-ray Disc (jointly referred to as “DVD”), and (ii) publishing and distribution of books .

In addition, TOE possesses the intellectual property rights of 25 films, including both animated and live action.  TOE derives its revenue from these rights through the receipts of royalties.  Depending on the nature of the intellectual property, royalty revenues can be derived from various distribution channels as stated below.

TOE derives its revenue from the production and distribution of animated and live action films and television programs. TOE receives a percentage of the ticket revenue generated by the theatrical release of our films.  TOE also receives revenue from post theatrical release which includes the sale and/or license of DVD and Blu-ray Discs.  The sale or rental of these products generally occurs in a variety of retail outlets such as video specialty stores, mass merchants, and convenience stores, and recently, films have become available for rental by mail from various companies and by downloading from the internet.

Normally the post theatrical release occurs 3 to 6 months after the theatrical release and broadcasting on television.

Additional revenue is generated from pay-per-view television which allows cable and satellite television subscribers to purchase individual programs, including recently released films, on a “per use” basis.  The subscriber fees are typically divided among the program distributor, the pay-per-view operator and the cable system operator; pay television which allows subscribers to view premium channels that are offered by cable and satellite system operators for a monthly subscription fee; broadcast television which provides programming over the air; and basic cable which is a fee based service that provides programming via cable or satellite transmission.  Broadcasters, cable and satellite systems pay fees to us for the right to air programming a specified number of times. However, revenue generated from this source is currently rather insignificant for TOE.

In addition to content produced by TOE, it on occasion purchases the license/rights to create and distribute DVD and Blu-ray Discs of products produced by other companies.  Distribution is divided between outsources and internal distribution.

Our profitability will be based on TOE’s ability to control the cost of production through careful selection of the production houses and other subcontractors, monitoring of ongoing projects as to cost and budget, and selection of the most appropriate distribution channel for our products.

TOE’s initial business consisted of representing authors and creative talent.  As a result of the relationships they established, they also began to engage in publishing their work.  In addition to the content created by the authors it represents, TOE also acquires the rights to translate foreign (non-Japanese) titles to be published in Japan.

In the book publishing sector, TOE’s revenues are derived from the sale, to publication wholesalers, of books it publishes, and in some instances also from sales directly to retailers when such sales will not compete with the distributor.  TOE’s profitability in this portion of its business will be based on its ability to control the cost of production through careful selection of the printers and publication wholesalers for each book published.

Critical Accounting Policy

The transaction with the shareholders of TOE will be accounted for as a “reverse merger,” since the stockholders of TOE will own a majority of the outstanding shares of our common stock immediately following the completion of the transaction.  TOE is deemed to be the accounting acquirer in the reverse merger.  Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements for periods prior to the transaction will be those of TOE Japan and its subsidiaries, and will be recorded at the historical cost basis of TOE Japan.  After completion of the transaction, our consolidated financial statements will include our assets and liabilities and TOE Japan and its subsidiaries, the historical operations of TOE Japan and its subsidiaries, and our operations from the closing date of the transaction.

Results of Operations

During the period from May 22, 2008 (inception) through December 31, 2011, the Company has engaged in organizational activities and preparation and filing of its registration statement on Form 10 under the Securities Exchange Act of 1934, as amended, period reports required, as well as efforts to locate a business combination.

The results of operations in future periods will be based up the results of TOE.

Liquidity and Capital Resources

As of December 31, 2011, we remain in the development stage.  As of and for the period ended December 31, 2011, our balance sheet reflects total assets of $1,093, and current liabilities of $21,046.

Summary

Our future needs will depend upon the operations of TOE.  In order for TOE to achieve a goal of growth in an aggressive time period we will require additional financing in the form of either equity or debt.  We have not determined the amount of financing that we may need nor the timing of any financing we may need.  We have only been in preliminary discussions concerning future financing.  There can be no assurances that we can obtain such financing or if we do obtain the financing it will be at rates and costs acceptable to us.

Off-Balance Sheet Arrangements

At December 31, 2011 we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Not Applicable.

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

As of the end of the period covered by this report, our sole officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation and the identification of the material weaknesses in internal control over financial reporting previously described in our 10-K for the period May 31, 2011, which included deficiencies in financial reporting and monitoring and lack of segregation of duties, our sole officer concluded that, as of December 31, 2011, the Company's disclosure controls and procedures were not effective.

Subsequent to December 31, 2011, in conjunction with our acquisition of TOE, and to remediate the weakness in our disclosure controls and procedures, we appointed a Chief Financial Officer with experience in SEC compliance and GAAP accounting.  In addition, as a result of our acquisition of TOE, we now have an accounting department with sufficient staff to ensure a segregation of responsibilities within the accounting function.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Previously reported on Form 8-K filed January 3, 2012.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

(REMOVEDAND RESERVED).

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

(a)

The following exhibits are filed herewith:

Regulation S-K Number	Exhibit
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	SCH XBRL Schema Document.*
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document.*
101	LAB XBRL Taxonomy Extension Label Linkbase Document.*
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document.*
101	DEF XBRL Taxonomy Extension Definition Linkbase Document.*

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IBI ACQUISITIONS, INC

By:  /S/ Takeichi Honda

Takeichi Honda, Chief Executive Officer

Date:  February 14, 2012

By: /S/ Arnold Tinter

Arnold Tinter, Principal Financial Officer

Date:  February 14, 2012