Form 10-K
period 2012-03-31
T.O ENTERTAINMENT, INC.
filed 2012-07-11
CIK 1439981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

T.O ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Colorado	26-2666328
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

90 Madison Street, Suite 701, Denver, CO 80206
(Address of principal executive offices)
Registrant’s telephone number, including area code: 303-329-3008

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, No Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

[  ] Yes [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

[  ] Yes [ X ] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ X ] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[  ] Yes [  ] No (not required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [ X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter.  As of September 30, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $-0-.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of July 9, 2012, the Company had 33,000,000 shares of common stock issued and outstanding.

T.O ENTERTAINMENT, INC.

PART I

ITEM 1.  BUSINESS.

Introduction

Through our direct and indirect wholly-owned subsidiaries, T.O Entertainment, Inc., a Japan corporation (TOE Japan), T.O Entertainment United Kingdom LTD (“TOE UK”), T.O Entertainment Singapore PTE LTD (“TOE Singapore”), and T.O Entertainment RUS LLC (“TOE Russia”), (TOE Japan, TOE UK, TOE Singapore, and TOE Russia are collectively referred to “TOE Group”), we are engaged in the entertainment industry, more particularly the production and distribution of live and animated films, distribution of DVDs and Blu-ray Discs, and publishing and distribution of books.  Our operations are conducted primarily in Japan.

Corporate History

We were incorporated in the State of Colorado on May 22, 2008 under the name of IBI Acquisitions, Inc.  The Company was formed as a vehicle to pursue a possible business combination and from inception until January 3, 2012, was engaged in organizational efforts and obtaining initial financing, on March 5, 2012, changed our name to T.O Entertainment, Inc.

On January 3, 2012, we entered into Investment Agreements with all shareholders of TOE Japan (the “Investors”).  Pursuant to the Investment Agreements, each of the Investors agreed to make a direct investment in the Company in the form of a contribution to the Company of all shares of common stock of TOE Japan owned by the Investor (“TOE Japan Shares”).  In consideration for the investment in the Company of the TOE Japan Shares by each Investor, the Company agreed to issue to each of the Investors approximately 6,893 shares of common stock of the Company for each TOE Japan Share invested in the Company.

Closing under the Investment Agreements was completed on January 3, 2012. At the time of closing, twenty Investors, who were the holders of one hundred percent (100%) of the outstanding shares of TOE Japan transferred their shares in TOE Japan to the Company and in exchange received shares of stock in the Company.  The Investors transferred a total of 4,596 TOE Japan Shares, representing 100% of the outstanding stock of TOE Japan, to the Company, and the Company issued a total of 31,680,000 shares of common stock to the Investors. The effect of the transaction was to make TOE Japan and its subsidiaries (“TOE Group”) wholly-owned subsidiaries of the Company, and to cause a change of control of the Company.

TOE Japan was formed in 2003. It initially acted as an agent for authors and cartoonists and was mainly involved in the publishing of books.  In 2007 TOE Japan entered into the production segment of the entertainment industry with the production of animated films. Its first animated film, Strait Jacket was co-produced with Manga Entertainment, a subsidiary of Starz Media. Manga Entertainment is a producer, licensor and distributor of Japanese animation in the United States, United Kingdom, Canada, France, Australia and New Zealand. TOE Japan managed the production and DVD distribution of the film in Japan, Asia and parts of Europe.  Straight Jacket was a stylish action animation film about fighting against magic from another world, and was released in theatres and DVD in late 2007, in Japan, the United States, the United Kingdom, Canada, France, Belgium, Luxemburg, Switzerland, Monaco, Andorra, Germany, Italy, the Netherlands, Austria, Russia and the Commonwealth of Independent States (including Azerbaijan, Armenia, Georgia, Moldova, Kazakhstan, Kyrgyzstan, Tajikistan, Uzbekistan, Turkmenistan, Ukraine, Republic of Belarus, Lithuania, Latvia and Estonia). The rights were also sold to Hong Kong, including Macau, and Iran.

Also in 2007 TOE Japan managed the animated production and invested in Polyphonica, a Japanese series telecast in 2007 and 2008.  Polyphonica was a fantasy about how teenagers control their genies with music to maintain order in the world.

In 2007, as TOE Japan’s growth continued in Japan, it formed its first subsidiary outside of Japan (“overseas”) in the United Kingdom and opened an office in London.  In 2008, TOE set up a branch office in Korea and in 2009, TOE Japan set up a subsidiary in Singapore and a branch office in Russia.  In 2010 TOE Group set up a sales office in Los Angeles.  Said offices were set up in order to facilitate business expansion in those markets.  Offices have limited staff, operating mainly with the assistance from the main office in Ebisu, Tokyo, Japan.  Our representative in the London office has recently resigned leaving the office dormant until a replacement is found.

Currently we are engaged in two industry segments (i) film entertainment, which consists principally of production and distribution of animated and live action feature films, including the distribution of such films on DVD and Blu-ray Discs, and (ii) publishing and distribution of books.

In addition TOE Group controls the intellectual property rights to 25 films, including both animated and live action.  TOE Group derives its revenue from these rights through the receipts of royalties.  Depending on the nature of the intellectual property, royalty revenues can be derived from various distribution channels as stated below.

Corporate Structure

The chart below depicts our corporate structure.  As depicted below, we own 100% of the capital stock of T.O Entertainment, Inc., a Japan corporation (TOE Japan), and TOE Japan owns 100% of the capital stock of T.O Entertainment United Kingdom LTD, a United Kingdom corporation, (“TOE UK”); 100% of the capital stock of T.O Entertainment Rus LLC, a Russia limited liability company, (“TOE Russia”); and 100% of the capital stock of T.O Entertainment Singapore PTE LTD, a Singapore corporation, (“TOE Singapore”).  On June 11, 2011 the Company entered into a Declaration of Trust with the holder of 33.33% of the capital stock of TOE Singapore thereby giving the Company 100% of the control and benefit of ownership of TOE Singapore.  Prior to that agreement the Company owned 66.67% of the capital stock of TOE Singapore.

T.O Entertainment, Inc.
(A Colorado corporation)
(Formerly as IBI Acquisitions, Inc.)
(100%)
T.O Entertainment, Inc.
(A Japan corporation)
(100%)
T.O Entertainment United Kingdom LTD
(A United Kingdom corporation)
(100%)
T.O Entertainment, Rus LLC
(A Russia limited liability company)
(100%)
T.O Entertainment, Singapore PTE LTD
(A Singapore corporation)

Current Operations

TOE Group is currently engaged in two industry segment, (i) film entertainment, which consists principally of production and distribution of animated and live feature films, including distribution of such films on DVD and Blu-ray Disc, and (ii) book publishing and distribution.  Our operations are currently in Japan, Singapore, the United Kingdom, and Russia.  In excess of 80% of our revenue is derived from the film entertainment industry.  Geographically over 90% of our revenue is generated in Japan.

The following table sets forth information regarding the gross revenues of the Company from each category of its operations for the fiscal years ended March 31, 2010, 2011 and 2012:

	2010	2011	2012
Production and Distribution of Animated Films	$11,005,928	$ 6,648,421	$ 8,172,693
Production and Distribution of Live Action Films	-	1,882,628	3,662,050
Distribution of DVD’s and Blue-ray Discs	1,686,619	6,623,122	10,154,087
Production and Distribution of Books	1,138,276	872,277	5,228,237
TOTAL	$13,830,823	$16,026,448	$27,217,067

The following discussion provides additional information regarding each aspect of the Company’s current operations

Film Entertainment:

Production

TOE produces both animated and live action films.  The genre of animation produced by TOE Group ranges from authentic Anime (Japanese Animation) originating from light novels and magna (Japanese comics), to films based on popular Role Playing Games.  Feature films produced and distributed by TOE Group include action, comedy, drama and documentaries.

TOE Group utilizes three types of production scenarios for both animation and feature films; committee (partnership), co-production, and self-production.  The basic difference between these three scenarios is in the number of parties involved in the production process.  In the committee production scenario, which generally involves 5 or more participants, each participant invests in the project, and decision making authority is shared by all of the participants.  Although a committee production scenario has the benefit of reducing the amount of money each party is required to invest in a particular project, it also reduces the amount of authority or control which each party has over the production process because decisions are generally made by a production committee. TOE Group frequently uses the committee production scenario for projects produced in Japan for which it will seek out and join forces with other domestic companies involved in different aspects of the production, packaging and distribution process.  Each of the other participants will sign a contract agreeing to invest in the project and to be a member of the production committee with TOE, and in most cases TOE will act as the administrative agent for the committee.   Profits from the completed project are shared by committee members on the basis specified in their initial agreement

The co-production scenario is similar to the committee production scenario except that it generally involves only between 2 and 4 participants.  As a result, each participant is required to make a proportionately larger investment, and each participant has the ability to exercise a greater degree of control or influence over the production process.  In the co-production scenario, and largest investor generally has the most authority or control in the production process, and profits from the completed project are shared by the participants in accordance with the terms of their agreement.

For projects produced by TOE using the self-production scenario, it is the only investor in the project, and bears all of the risk associated with project.  However, it also has full control over the production process and retains all of the profits from the project.

Most animated films produced for the domestic market in Japan are produced using the committee (partnership) production scenario, one example of this type of project is the animated film, Idiots, Tests and the Summoned Beasts which was produced by the “Idiots, Tests and the Summoned Beasts Production Committee” made up of Media Factory Inc. (DVD Packaging), Lantis Co. Ltd. (Music), Cospa Inc. (Cosplay Apparel Maker), Silver Link Inc. (Animation Production House) and TOE Group.

In the co-production scenario, both TOE Group and our partner(s) are credited as producers of the project. This scenario is more common for TOE Group when we work with another company located overseas.  TOE Group acts as the Executive Producer and is responsible for the production of the project.  Distribution is split between the overseas partner and TOE Group.  TOE Group will retain the distribution rights for Japan and for overseas territories not covered by the overseas partner.

Examples of films produced using the co-production scenarios are Dragon Age, Love Eternal and Endless Day.  Dragon Age is a co-production done with FUNimation, a major sales agent of Japanese content in the United States of America.  Another major partner in the co-production scenario is often government bodies around the world.  For instance, Love Eternal is to be approximately 32% funded by the Irish Film Board and approximately 9% funded by the Netherland Film Fund, and Endless Day is 50% funded by the Media Development Authority of Singapore.

In the self-production scenario TOE Group has total control over the production and distribution of the project and retains all profits and revenue from the project.

Most of the Japan animations are produced under the production committee scenario. The actual work done on the animation is outsourced to various vendors which is common in the industry.  All the work is monitored by TOE Group.  After other vendors have submitted their work, TOE goes through the final review process, arranges for any necessary final additions or modifications, and delivery of the final product to the production committee which is then responsible for the distribution of the product.

TOE Group has limited production facilities.  As is common in the film industry, subcontractors are used in various phases in the production process.  In the case of both animation and live action film, in order to complete production, we subcontract with necessary talent and technicians including directors, script writers, animators, and others, on a project by project basis.

In the case of animation, TOE contracts with an animation production studio or production house.  The contract with the studio will be at an agreed upon price and under the contract, the studio is responsible for delivery of the project.  The contract price will normally include all of the steps to complete a project from pre-production, through production and post-production phases.  In some instances, different studios are engaged for completion of the pre-production, production and post-production phases.   In such cases, TOE Group manages the process to insure that the various studios that are involved produce a quality product on a timely basis.

Animated films produced by TOE Group range in length from 70 to 100 minutes.  The average cost to produce these animated films, including all sub-contractors, is approximately US $2.5 million.  These productions produce revenues for an average of approximately 3 years.  The revenue is derived from distribution through theatrical release, post theatrical release, television broadcast and DVD and Blu-ray

Disc Distribution.  In some cases distribution might begin with television broadcast and then go to DVD and Blu-ray Disc Distribution.  Most productions derive revenue from all of our modes of distribution.

The following is a listing of animated films we have produced:

Profit Sharing

Title

Release Date

Genre

Channels of Distribution

Percentage

Zettai Shougeki:

Platonic Heart

2008

Action

Brosta TV

5%

Macademi Wasshoi!

2008

Comedy

Enterbrain

42.5%

Polyphonica

2009

Action

Softbank Creative

10%

Umi Monogarari

2009

Fantasy

ShochikuMatsutake

N/A

Sasameki Koto

2009

Love Comedy

Media Factory

25%

Monologues of

Universal Transverse

Mercatore – Egg Man

2008

Horror

T.O Entertainment

100%

Straight Jacket

2008

Fantasy

T.O Entertainment

50%

Idiots, Tests and

Summoned Beast

2010

Comedy

Media Factory

20%

Legend of the

Legendary Heroes

(DenYuuDen)

2010

Action Fantasy

T.O Entertainment

45%

MM!

2010

Comedy

Media Factory

15%

Freezing

2011

Action

Media Factory

20%

Majikoi! –OH!

Samurai Girl

2012

Action

Pony Canyon

22.5%

Dragon Age

2012

Fantasy Action

T.O Entertainment

TBA

Mass Effect

2012

Space Action

T.O Entertainment

TBA

So, I can’t play H!

2012

Comedy

Geneon Universal

30%

Ambition of

Nobuna Oda

2012

Comedy

Pony Canyon

20%

Dusk maiden of

Amnesia

2012

Mystery

Media Factory

20%

The production of live action films is slightly different in that sub-contractors are engaged to do the actual filming, manage the production location, engage the post production house for editing, special effects sound mixing, and prepare the film for delivery.  In such cases, TOE manages the process and is responsible for the budget.

Feature films produced by TOE Group range in length from 85 to 120 minutes.  The average cost to produce these feature films, including all sub-contractors, is approximately US $600,000.  These productions normally produce revenues for 3 years.  The revenue is derived from distribution through theatrical release, post theatrical release, television broadcast and DVD and Blu-ray Disc Distribution.  Most productions derive revenue from all of our modes of distribution.

The following is a listing of feature films we have produced:

Title

Profit Sharing

Sharing

Release Date

Genre

Channels of Distribution

Percentage

King of Tokyo

2008

Documentary

T.O Entertainment

100%

End Call

2008

Horror

T.O Entertainment

50%

RoboGeisha

2009

Fantasy

Kadokawa Contents

30.91%

The Town

Chernobyl Built

2011

Documentary

T.O Entertainment

100%

Endless Days

2011

Romance/Action Akanga Films

25%

TSGUARU

2011

Human Drama

T.O Entertainment

11%

Men’s Egg –

Summer Beat

2011

Teens Drama

Kadokawa Contents

26.2%

Kunoichi Ninpô-chô –

Kagenotsuki

2011

Action/ Ninja

King Records

30%

Distribution

Once completed, a project enters the distribution phase.  Film distribution encompasses the exploitation of films in theaters and in post-theatrical markets such as home video, pay-per-view, pay television, broadcast television and other markets. The Company currently generates only a small amount of revenue from distribution through pay-per-view, pay television, and broadcast or cable television.

Theatrical Distribution

Theatrical distribution of a film involves the licensing of the film to theaters, the manufacture and distribution of release prints or digital medium to theaters, and the promotion of the film.  Revenue generated by a particular film release is directly affected by the amount spent on the advertising and promotional campaign.  Distribution costs incurred can vary significantly depending on the number of screens (auditoriums within theatres) that the film is expected to show on as well as expected competition from other films scheduled for release at the same time.

The distributor and exhibitor generally enter into an arrangement providing for the exhibitor’s payment to the distributor of a percentage of the box office receipts for the exhibition period.  The distributor’s percentage of box office receipts generally ranges from an effective rate of 40% to over 50%, depending upon the success of the motion picture at the box office.  The percentage of box office receipts payable to a distributor generally diminishes over time depending on the amount of time a film plays in a theater.  Distributors carefully monitor theater gross receipts to ensure that the exhibitor properly accounts for box office receipts and pays all amounts due.

In certain instances, TOE Group contracts with a third party to distribute its films.  Distribution contracts vary in their terms depending on the distributors’ level of interest and confidence in each title. While all distribution contracts have similarities, certain factors such as area of distribution, duration of contract, types of rights, and minimum guarantee amounts often differ depending on the film title which is involved.  Other details such as payment schedule, delivery of royalty reports and protection of TOE Group rights over the titles remain very much the same.

Post Theatrical

Post theatrical distribution includes the sale and/or license of DVD’s and Blu-ray Discs.  The sale or rental of these products occurs in a variety of retail outlets such as video specialty stores, mass merchants, and convenience stores.

Recently films have become available through various companies for rental by mail or by download from the internet.

Normally the post theatrical release occurs 3 to 6 months after the theatrical release.

Pay-Per-View, Video-On-Demand

Pay-per-view (“PPV”) television allows cable and satellite television subscribers to purchase individual programs, including recently released motion pictures on a “per use” basis.  The subscriber fees are typically divided among the program distributor, the pay-per-view operator and the cable system operator.

Video-On-Demand is a method of delivering films to subscribers to view them when they want to see them.

Pay TV

Pay Television allows subscribers to view premium channels that are offered by cable and satellite system operators for a monthly subscription fee.

Broadcast and Basic Cable Television

Broadcast television is a free service which provides programming over the air.  Basic cable is a fee based service which provides programming via cable or satellite transmission.

Broadcasters, cable and satellite systems pay fees to distributors for the right to air programming a specified number of times.

DVD and Blu-ray Disc Distribution

In addition to content produced by TOE Group, we may on occasion purchase the license right to create and distribute DVD and Blu-rays Discs of products produced by other companies.  In such cases, TOE Group outsources the manufacturing and packaging of the DVDs and Blu-ray Discs and is generally directly involved in making plans for marketing and sale of final products.

TOE’s profitability is based on its ability to control the cost of production through careful selection of the production houses and other subcontractors, monitoring of ongoing projects as to cost and budgets, and selection of the most appropriate distribution channel for its products.

Book Publishing

TOE Group’s initial business was that of representing authors and creative talent.  As a result of the relationships that TOE Group had with the authors it was a logical step to begin publishing their works.  In addition to the works TOE Group publishes that are created by authors they represent, TOE Group also acquires the rights to translate foreign (non-Japanese) titles to be published in Japan.

All books start from planning of the theme, identifying the target reader, the author, and the appearance of the book. There are cases whereby creators come to TOE with their theme and proposal and cases whereby TOE comes up with its own themes and proposes it to authors.  Depending on the content of the book, interviews may be carried out and illustrators are given instructions to illustrate with words or diagrams. After the content has been compiled and proofread, the content is then sent for printing, binding and delivery of the final product.   For books which are self-developed, TOE takes all roles in the project except that of the actual printing of the books.  These roles include planning, market research, writing and editing, and marketing and sales.  Sales would also include planning of events such as autograph signing sessions.

More than 90% of Japan’s domestic publishers do not print and distribute their own titles.  Instead, they engage professional printing companies and distributors to help bring their books to the shelves in bookstores.  TOE Group follows a similar business model by outsourcing the actual printing and distributing to other companies.  TOE Group will usually engage a number of publication wholesalers who will distribute the books to retail locations.  In some instances TOE Group will sell directly to retailers when such sales will not compete with the distributor.

As with film entertainment, profitability is based on TOE’s ability to select the most appropriate sub-contractors and to manage the publishing process.

The following is a partial listing of books we have published:

Title

Release date

Author

Hanshin Fan's Economic Revolution	October 2003	Kouichi Kunisada
DEAD LEAVES	May 2004	-
Letters on Wall ~Paul Auster Poem Collection~	February 2005	Paul Auster
Life of Laughing Pig	September 2005	Masahiro Nakatani
Creating Jobs in Favorite Cities	November 2005	-
The Fairy-Tale Book	January 2006	-
Edge ~ A Collection of Paintings ~	June 2007	-
Edge 2 ~ Samurai of the Future ~	November 2007	-
Raymond Savignac Autobiography	November 2007	Raymond Savignac
Despairing Man	January 2008	Katsumi Shirai
People Have To Get A Job, So We are.	April 2008	Yoshinobu Akita
You Will Sleep In The Forest One Of These Days	June2008	Kei Ooishi
Comiket Attack	August 2008	Roy Kawakami
Hanshin Fans' Rules of Life	October 2008	Kouichi Kunisada
The Rolling Stone Interview Collection	December 2008	Jan S. Wenner
The TV Column	March 2009	TV Column Project
Happiness!	April 2009	Roberto Shinyashiki
The TV Column 2	June 2009	TV field society
CATS!	July 2009	Stephen C. Lundin
The TV Column 0	August 2009	TV Column Project
Ashikaga Incident & Matsumoto Sarin Incident	September 2009	Toshikazu
Sugaya/Yoshiyuki Kono
Official book of Yang-bo Ma-bo	October 2009	-
The TV Column ~Osaka~	November 2009	TV Column Project
Yoshinobu Akita Box – Perfect Collection	December 2009	Yoshinobu Akita
Hakkeyoi, In The Shade of Palms	January 2010	Sumio Kurasawa
Discovery of Castles	February 2010	Yuuichi Motooka
Chigo and the Red Heart-When You Wish Upon a Star	April 2010	Yuiga Satoru
Japanese Rock Artists Interview Collection	April 2010	Masayoshi Koshitani
Creating Jobs By Helping People	May 2010	Shigeru Yamamoto
We Are All Kotodama with Light of Happiness	June 2010	Mariko Kawakami

Show Business' Horror Stories-Broadcast Forbidden	June 2010	Geinokai No Kowai
Hanashi Project
Show Business' Horror Stories-Broadcast Forbidden2	August 2010	Geinokai No Kowai
Hanashi Project
Formal Name Encyclopaedia	September 2010	Formal Name Project
Get Beauty! Esthetic Using Ears' Energy Spots	October 2010	Shinsuke Sakuta
Show Business' Horror Stories-Broadcast Forbidden3	October 2010	Geinokai No Kowai
Hanashi Project
The Sandwich Swap (Picture Book ver.)	November 2010	Al Abdullah of Jordan
The Sandwich Swap (Normal ver.)	December 2010	Al Abdullah of Jordan
Show Business' Horror Stories-Broadcast Forbidden4	December 2010	Geinokai No Kowai
Hanashi Project
Chinese Real	December 2010	Minetoshi Yasuda
Show Business' Horror Stories-Broadcast Forbidden5	December 2010	Geinokai No Kowai
Hanashi Project
Foolish Folk Tale	December 2010	Keiko Sootome/Toru
Hosokawa
The Job Offer Column	January 2011	Jobs Offer Column
Project
Show Business' Horror Stories-Broadcast Forbidden
The Best	February 2011	Geinokai No Kowai
Hanashi Project
Hunter Dark	March 2011	Yoshinobu Akita
(Impractical) Crisis Evasion Manual	March 2011	Crisis Evasion Manual
Project
Peculiar Rules	April 2011	Peculiar Rules Project
Physical Exercise In Lying Positions	May 2011	Shinji Sakazume
Slimming Diet with Super Model Aimee	May 2011	Aimee
Gas Tank Graffiti	June 2011	Yusuke Watanabe
Show Business' Horror Stories-Broadcast
Forbidden 2011	June 2011	Geinokai No Kowai
Hanashi Project
Introduction to Kim Jong-un Manga	July 2011	Ha Tegyon
Tokyo Stair Girls	August 2011	-
Sons of the Greats	August 2011	Sons of the Greats
Project
The World of Edena	September 2011	Mobius
Sorcerous Stabber Orphen Separate Journeys
The Terminus of Kiesarlhima	September 2011	Yoshinobu Akita
Sorcerous Stabber Orphen Separate Journeys
New Edition 1	September 2011	Yoshinobu Akita
Sorcerous Stabber Orphen Separate Journeys
New Edition 2	October 2011	Yoshinobu Akita
Sorcerous Stabber Orphen Separate Journeys
The Promised Land	October 2011	Yoshinobu Akita
Rock Connections- the complete road map of
Rock ‘n’ Roll	October 2011	Bruno MacDonald
Sorcerous Stabber Orphen Separate Journeys
Outbreak of Continental War (Limited Edition)	November 2011	Yoshinobu Akita
Sorcerous Stabber Orphen Separate Journeys
Outbreak of Continental War (Normal Edition)	November 2011	Yoshinobu Akita

Sorcerous Stabber Orphen Separate Journeys
New Edition 3	November 2011	Yoshinobu Akita
Fill a bucket-a Guide to Daily Happiness for
Young Children	December 2011	Carl McCloud
Sorcerous Stabber Orphen Separate Journeys
New Edition 4	December 2011	Yoshinobu Akita
Qualia	January 2012	Mamiko Noto
Tokyo Bicycle Girls	January 2012	SASAI
Sorcerous Stabber Orphen Separate Journeys
New Edition 5	January 2012	Yoshinobu Akita
51-The Smallest Panda in the World with
His Friends-	February 2012	Zhang Yunhui
Sorcerous Stabber Orphen Separate Journeys
New Edition 6	February 2012	Yoshinobu Akita
Foolish Folk Tale 2	March 2012	Keiko Sootome/
Toru Hosokawa
Sorcerous Stabber Orphen Separate Journeys
Battlefield of the Liberators (Limited Edition)	March 2012	Yoshinobu Akita
Sorcerous Stabber Orphen Separate Journeys
Battlefield of the Liberators (Normal Edition)	March 2012	Yoshinobu Akita
Sorcerous Stabber Orphen Separate Journeys
New Edition 7	March 2012	Yoshinobu Akita
-10kg face Slimming Toothbrush Exercises	April 2012	Chihiro Ueno
Don’t Possess Luna!	April 2012	Junichi Fujisaki
Tweeters	April 2012	Tsubuyaki Shiro/
Sorcerous Stabber Orphen Separate Journeys
New Edition 8	April 2012	Yoshinobu Akita
Taniguchi Takashi
Tokyo Garden Girls	May 2012	SASAI
Halo: The Fall of Reach	May 2012	Eric Niland
Habibi I	May 2012	Craig Thompson
Sorcerous Stabber Orphen Separate Journeys
New Edition 8	May 2012	Yoshinobu Akita
Habibi II		Craig Thompson
Man in the Music-The Creative Life and Work of
Michael Jackson	June 2012	Joseph Vogel
Halo: The Flood	June 2012	William C Dietz
Jillian Michaels-30 Day Shred	June 2012	Jillian Micheals

Exploitation of Intellectual Property Rights

TOE Group acquires intellectual rights through the production of animated and feature films and its book publishing segments.  In addition we may at times purchase intellectual rights in other producer’s properties.  TOE Group earns revenues from these rights by selling or licensing them to third parties.

The following is a listing of the intellectual property rights in which we have a profit sharing percentage:

Title	Project Type	Percentage	Type of Right

Polyphonica	Animation Series	10.00	Copyright

Apartment # 1303	Feature Film	13.55	License
Strait Jacket	Animated Film	81.25	Copyright
Magician’s Academy	Animated Series	42.50	Copyright
Platonic Heart	Animated DVD	5.00	Copyright
Egg Man	Animated DVD	100.00	Copyright
Polyphonica Crimson	Animation Series	32.50	Copyright
Whispered Words	Animation Series	25.00	Copyright
Robo Geisha	Feature Film	30.91	Copyright
Idiots, Tests and Summoned Beasts	Animation Series	20.00	Copyright
Book Girl	Animated Film	15.00	Copyright
The Legend of the Legendary Heroes	Animation Series	39.00	Copyright
Tsugaru Hyakunen Shokudou	Feature Film	11.00	Copyright
MM!	Animation Series	15.00	Copyright
Freezing	Animation Series	20.00	Copyright
Idiots, Tests and Summoned Beasts (OVA)	Animated DVD	20.00	Copyright
Idiots, Tests and Summoned Beasts 2	Animation Series	20.00	Copyright
Men’s Egg - Summer Beat	Feature Film	21.31	Copyright
Kunoichi	Feature Film	30.00	Copyright
MAJIKOI –Oh! SAMURAI Girl-	Animation Series	22.50	Copyright
Familiar of Zero	Animation Series	20.00	Copyright
Endless Day	Feature Film	25.00	Copyright
Dragon Age*1	Animated Film	50.00	Copyright
Mass Effect	Animated Film	50.00	Copyright

Copyrights are the exclusive right to make copies, license, and otherwise exploit a literary, musical, or artistic work, whether printed, audio, video, etc.: works granted such right by law on or after January 1, 1978, are protected for the lifetime of the author or creator and for a period of 50 years after his or her death.

A Licensed right is a formal permission to distribute a production.

Facilities and Manufacturing

Our corporate office occupies 8,760 square feet and is located in Ebisu, Tokyo, Japan.  In addition we occupy 200 square feet of office space in the central business district of Singapore.

As is common in the entertainment industry, as an independent film producer we have no production facility.  We contract out all of our production needs to sub-contractors.  We work with approximately 20 companies located in Japan, and some of these companies further sub-contract to companies located in China, Korea and the Philippines.  We choose our sub-contractors based on reputation and their strengths in particular areas.  These companies may outsource to other companies to complement their work.

Based on the structure using sub-contractors we do not have the constraints of owning facilities and believe that we are not limited in our growth potential.

Competition

We face substantial competition from a number of providers of similar services and products.  Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources, greater name recognition and better customer allegiance than the Company.  Our competition includes Showgate Inc. and. Asmik Ace Entertainment Inc.  Showgate, the subsidiary of Japan’s second biggest advertising company Hakuhodo Inc., shares similar business with TOE Group.  They are involved in distribution, DVD sales, Television Animation production and Live Action production. Asmik Ace, the subsidiary of the Sumitomo Corporation, not only shares similar business with TOE Group, but is also involved in games production. Our competitors are generally bigger than TOE Group.

The main market we compete in is Japan.  There are more than 660 production companies in Japan.  Of these 420 produce animation and 240 produce feature films.

Customers

Our customers can be divided into two categories, Business to Business (“B to B”) and Business to Consumer (“B to C”).

We sell directly to broadcasters, internet providers, movie theatres, and music retailers.  We also utilize third party distribution companies who sell to the same type of customers.

In media developing countries, the media industries are mostly managed by the government and hence, make the various media development government bodies our customers as well. An example would be the Media Development Authority (MDA) of Singapore. The MDA is a co-investor of our production of “Endless Day” in Singapore. “Endless Day” is being co-produced by our Singapore Branch and another local production house which makes MDA a customer of ours as well.

In certain instances we sell directly to the general public. TOE Group operates an online shop selling Books, DVDs and Blu-ray.

We are not dependent on any single customer.

Markets

Although our sales are mainly in Japan, Singapore, Russia and the US where we have offices, we intend to continue to make an effort to distribute our titles to content markets throughout the world.  Some of the other territories that we sold to between April 2010 and March 2011 are France and Taiwan.

Sales received during the years ended March 31, 2011 and 2012 were as follows:

	FY Ended 3/31/2011			FY Ended 3/31/2012
	Sales	Sales	%	Sales	Sales
	(¥)	($)		(¥)	($)
		exchange rate ($0.01167/¥1)			exchange rate ($0.0127/¥1)
Country						%
Japan	¥1,363,741,045	US$15,914,858	99.30%	¥1,937,528,110	US$24,606,607	90.41%

United States	1,613,303	18,827	0.10%	198,320,681	2,518,673	9.25%

Others	7,948,853	92,763	0.60%	7,227,323	91,787	0.34%

TOTAL	¥1,373,303,201	US$16,026,448	100.00%	¥2,143,076,114	US$27,217,067	100.00%

We have sold a limited amount to Australia, Canada, Germany, Italy and Hong Kong.

Suppliers and Raw Material

Our suppliers include the sub-contractors we engage in our production process.  We use a variety of sub-contractors and have established relationships with them over a period of time.  None of our sub-contractors are exclusive.  We are not dependent on any single one of our sub-contracts.

Marketing and Distribution

We generally obtain new projects either through self-development or through joint development with other companies.

In the case of self-development, TOE Group typically initiates the process and develops the content with in-house creators, producers, scriptwriters and staff. During the process of development, we will present our ideas to potential partners and finalize the content with them.  However, there are also cases in which partners bring us their partially developed content and we finish the development.

While self-development gives us a free hand in the themes and style of content development, this also usually means that we will receive limited investment in the project from third parties.   This normally happens in the book publishing portion of our business.

In the case of joint-development, we are able to overcome the lack of funds by joining forces with one or more partners. However, this also means that the development of the content must secure advance approval from more parties. Hence, the creative freedom of the creators is somewhat restricted. Joint-development is extremely common for the production of Television Animation Series for TOE Group.

In many cases, TOE is asked to participate in joint-development projects because of its recognized industrial strength in managing the production process through recruitment of human resources for completion of various aspects of the production process including directors, scriptwriters, animators and supervising and coordinating the entire production process.   In the case of live action movies, TOE’s responsibilities would also typically include management of the production budget.

Marketing and Distribution of Products

In TOE Group, marketing of our contents starts from the development stage and an effort is made to incorporate and reflect marketing information and results in production and other creative outputs.

A budget for advertising and promotion is established and set aside at an early stage of the production process.  This is to enable all parties involved in the production process to project returns and forecast recoupment. Furthermore, it is common for an entertainment company like ours to form partnerships with media and internet related companies. Depending on our partners’ business, the type of marketing may be decided at the same time we sign agreements with partners.

In the situations in which we decide on the marketing fees at the commencement of the project and include media companies as our partners, it reduces our risk of investment. However, this type of arrangement creates the possibility that the marketing may not be fully utilized after production and it also limits our freedom in implementing marketing schemes.

TOE Group attempts to focus its production efforts on contents for which it believes there is already an established and identifiable audience segment, rather than developing content which targets a larger general audience.  The Company refers to the established audience for particular content as “core users”

of that content.    We believe we are better able to anticipate merchandising sales for contents with core users, because their presence helps to guarantees that we will be able to successfully remake the original content into an animation or feature film.  Focusing on content for which there is an identifiable group of core users also allows us to create awareness with minimum effort and cost.

As the content of these works is generally designed to appeal to a particular audience segment instead of a larger general audience, we will not be able to anticipate a major hit. However, the recoupment rates have been rather stable and we have been able to succeed in producing profitable projects. Furthermore, targeting fans require less marketing efforts and is also easier to make marketing plans at early stages of production.

In addition to determining the content of DVDs and Blu-Ray Discs, for purposes of marketing of the finished product,    TOE also carefully plans what is to be included in the product packaging in order to increase marketability. We might include special features such as Original Video Animation (OVA), behind the scenes footage or even related merchandise such as figurines and soft toys. TOE also plans special events such as talk shows to promote the product and negotiates with store owners to have its DVDs and Blu-ray sold in their shops.  We also sell the final products to consumers directly through our website (http://www.toenta.co.jp/store/index.html) and other channels.

In conjunction with film distribution, we makes judgments about where to screen, the number of screens, the duration of screening and the amount of budget that should be allocated for promotion based on our experience and research.  We generally choose the location for screening particular films based on factors such as the preferences owners and the genre of the crowd that visits particular theaters.  We then do B to B sales to theaters owners to execute our marketing plan.

Employees

We currently have 36 employees.  Of the 36 employees 26 are full time, two employees are located in Singapore, two employees are located in Russia, one is located in the United States and 31 are located in Japan.

Government Regulation

There are no adverse government regulations in Japan or in the United States on film and animation production.

While the feature film market in Korea enjoys great freedom in expression and does not limit the language or country of production, themes related to or suggesting goodness of North Korea are restricted from public screening. On the other hand, main television channels in Korea are only allowed to broadcast animation made in Korea. For example, our co-production with Korea, “The Legend of the Legendary Heroes”, had to be authenticated under a point system in order to be recognized as a Korean production which fit for telecasting in Korea. In addition to that, the time slot available for animation broadcast in Korea are generally limited which leads to the need to adjust the content according to the targeted age group.

In Singapore, all titles have to be censored and rated by the government before they can be released to the public. The various rating will then limit the access of audience to the suitable age group.

Legal Proceedings

There are no legal proceedings pending and, to the best of our knowledge, there are no legal proceedings contemplated or threatened against us.

ITEM 1A.  RISK FACTORS

Risks Related to Our Business

We have limited operating history and history of operating losses.

We commenced our business operation in January 2004.  Our limited operating history makes evaluating our business relatively difficult.  Our revenue for the fiscal years ended March 31, 2012 and 2011 was $27,217,067 and $16,026,448.  We had net income of $1,492,953 for the fiscal year ended March 31, 2012, and a net loss of $(2,008,846) for the fiscal year ended March 31, 2011. Our future operating results may be subject to fluctuations owing to a variety of factors, including competition and success in implementing our business strategies and expansion plans.  If we are unable to generate sufficient revenue to meet our operating expenditures, we will require additional funds to execute our business plan and finance our business expansion.  There is no assurance that funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.  To the extent that we raise additional capital through the sale of equity securities, the issuance of such securities could result in dilution of the shares held by existing stockholders.  If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

Our success depends on certain key personnel

Our performance to date has been and will continue to be largely dependent on the talents, efforts and performance of our senior management and key technical personnel, particularly Yui Shibata and Takeichi Honda, who have significant experience with our company and substantial relationship networks and reputations within the entertainment industry. We do not currently have employment agreements with either Yui Shibata or Takeichi Honda, and there is no assurance we will be able to continue to retain their services as our employees.   The loss of either Yui Shibata or Takeichi Honda as our executive officers, could cause delays on projects and have an adverse impact on our client and industry relationships, our business, operating results or financial condition.

We have significant amounts of outstanding indebtedness

As of March 31, 2012, we had significant outstanding indebtedness, including outstanding bank loans in the principal amount of approximately $3,896,851, and outstanding convertible bonds in the principal amount of approximately $421,464.  Our outstanding convertible bonds are due and payable in full September 30, 2012, and our outstanding bank loans, which are tied to specific projects, have various maturity dates, with current portions of $858,953 as of March 31, 2012.  Our ability to meet our debt service obligations will depend on our future operations, and there is no assurance that we will be able to pay our outstanding such indebtedness when it becomes due.  Our outstanding bank loans have been guaranteed by our Chief Executive Officer, and some of them also have an additional third party guarantee from an independent commercial credit guarantee company.   Notwithstanding the existence of these guarantees, in the event we are unable to pay our outstanding bank debt or outstanding convertible bonds when they become due, our lenders could declare such debts to be in default.  A default relating to any such indebtedness could have a material adverse on our business and financial condition, could result in legal action against us, could prevent us from being able to obtain financing in the future for new projects, and ultimately could cause our business to fail.

We currently lack a credit facility.

We do not have any credit facility with respect to financing our productions.  We have primarily depended upon financing arrangements tied to specific projects for the funding of our productions.  Given the tightening of credit markets, we are seeking to establish a credit facility to provide us with more flexibility in the funding of our productions or operations.  We cannot assure you that we can secure a credit facility or that, if we secure a credit facility, the terms will be favorable to us. Without a credit facility, we will not have the same flexibility with our financing arrangements as some of our competitors and will need to continue to rely upon financing arrangements tied to specific motion pictures for the funding of our productions.

Our future success is dependent on the performance of our productions.

Our future success is dependent on the public acceptance of our productions.  We cannot predict the financial success of any of our projects because the revenue derived from distribution depends primarily upon its acceptance by the public, which cannot be accurately predicted.  The financial success of motion pictures also depends upon the public’s acceptance of competing films, the availability of alternative forms of entertainment and leisure time activities. To the extent that our productions do not received favorably remark from viewers and audiences we may not recuperate the cost of our productions which will lead to continuing losses.  There is also no assurance that the revenue from the box office receipts and sales of merchandising products of the content will be sufficient to cover our cost of production.

Failure to complete self-financed and co-financed projects within budget will affect profitability.

Production and completion of motion pictures are subject to numerous uncertainties, including financial requirements and personnel availability, and the risk exposure of projects is generally unpredictable.  Due to production exigencies which are often difficult to predict, there is no assurance that our existing and future projects will be completed within budget to maintain a profit margin for each project. Should we fail to complete projects on hand or fail to complete them within budget, our financial condition and results of operations will be materially and adversely affected.

Failure to protect our intellectual property rights will have an adverse effect on our business.

There is no guarantee that we will be able to protect our intellectual property rights and in particular to cope with piracy problems successfully. The spread of piracy of videos, DVDs, VCDs and tapes of our productions may seriously undermine the receipts of sales from the authentic version of videos, DVDs, VCDs and tapes and may also have an adverse effect on a film’s merchandising products and related games (including on-line games).  In the past, various motion picture trade associations and governments have attempted to enact voluntary embargoes on motion picture exports or to impose trade sanctions on certain countries in an effort to pressure the governments of those countries to become more aggressive in preventing motion picture piracy.  If embargoes or sanctions are not enacted, or if other measures are not taken, we may lose an indeterminate amount of revenue as a result of motion picture piracy, and our profitability will be adversely affected.

We face special risks in conjunction with our plans for expansion into overseas markets.

In order to capitalize on business opportunities overseas, we intend to extend regional presence in selected countries including Brazil and Malaysia.  Inherently, we face a number of business risks in conducting operations overseas, and such risks include (1) differences in legal and regulatory requirements; (2) difficulties in seeking supporting services; (3) differences in tax regimes; (4) fluctuations in currency exchange rates; (5) burdens in complying with foreign laws and regulations; (6) administrative difficulties in staffing and managing foreign operations; and (7) changes in political and economic conditions. As a foreign-controlled entity, we may be subject to more onerous regulatory or compliance requirements than domestic entities offering similar products or services. The pursuit of regional expansion plans may shift our business focus and put a strain on management and human resources. There is no assurance that the capital and other resources expended by us for our overseas market expansion plan will be recouped, or that we will be able to gain a foothold in the selected overseas markets.

Failure to successfully implement our business plans and strategies and adequate system of controls to manage future growth may adversely affect us.

We have prepared our business plans and strategies after due enquiry by reference to, among other matters, our own market position and competitive position, the expected future prospects of the contents production and cinema industry, the envisioned market potential of products under development and other factors considered relevant.  There is no assurance that our business plans and strategies can be successfully implemented in the future. Should there be any material change in our operating environment which results in our failure to implement any of the business plans and we are not able to formulate new development strategies to secure its future growth, our prospect may be adversely affected.  We have been expanding our operations rapidly in recent years, both in terms of size and scope. This growth may place a significant demand on our management systems and resources. We believe our ability to maintain an adequate and effective system of controls and staff management to keep pace with its growth is a critical success factor for success. Should we fail to implement the system of controls and staff management needed to support growth, our business performance may be adversely affected.

Enhancement of operational, financial and management information system may be necessary.

To continue to accommodate growth, we will be required to implement a variety of new and upgraded operational and financial systems, procedures and controls, including improvement and maintenance of our accounting system, other internal management systems and backup systems.  In achieving such system enhancements, our management team has to take up increased duties and responsibilities. Additionally, we will also need to continue to hire, train, motivate and manage its employees to provide adequate enhancement of our system. Any failure to accomplish one or more of these activities on a timely and cost-effective basis can have a material adverse effect on our business, financial condition and operation.

Risks Relating to Our Industry

We face substantial competition in the content market.

The market for the content industry is intensely competitive. Many of the companies with which we compete have greater financial, creative and managerial resources than we do. There is no assurance that we will be able to successfully compete against current or future competitors and no assurance that we will be able to maintain or gain any competitive edge over our competitors.  If we are unsuccessful in maintaining our current market position or in increasing our market share, our business growth could be significantly limited.

Earnings in the entertainment industry are highly volatile.

The entertainment industry is a realm of constant changes in respect of interests, preferences, moods, thoughts, inclinations and dispositions.  Socio-economic transformations flowing from globalization and financial developments have rendered the assessment of public interests and tastes in the movie, television broadcasting and general entertainment production difficult. Besides, the duration and sustainability of today’s television viewers and movie goers are highly unpredictable and hard to assess. Viewers and audiences may become bored after they have seen too many productions with digital content and they may turn to other forms of entertainment for diversity, fresh sensations and experience. An influential factor over the persistence of consumption habits and trends is the overall economic conditions in respect of whether and how much an average person can afford to spend on entertainment. In times of economic downturn, it is obvious that people tend to be more careful with how they spend their money. There is no assurance that the interests of current viewers will not shift or that the current audience will continue its current viewing habits indefinitely in the future. Therefore, earnings in the entertainment industry are highly volatile.

Risks Relating To Regulations, Economics And Politics

We face difficulties in expanding our business in other regions due to regulatory, political and economic uncertainties.

We target the global market in relation to our content production business. In order to extend our business coverage to the global markets, we will be subject to various risks associated with conducting business in these markets, including regulatory restrictions regarding the provision of digital content distribution and exhibition solutions, and cultural differences which may have an unpredictable impact on acceptance of our contents. In view of these risks, we may have to revise our business plans from time to time which may have an adverse impact on our business operation and development prospect.

The inability to successfully manage the growth of our business may have an adverse effect on our operating results.

We expect to experience growth in the number of employees and the scope of our operations. Such growth will result in increasing responsibilities for our management. If our management is unable to control expenses in a manner that allows us to improve operations and at the same time pursue potential market opportunities, the growth of our business could be adversely impacted, which may, in turn, negatively affect our operating results or financial condition. Although we believe that a critical contributor to our success has been our creative culture, we may find it difficult to maintain the core value of our corporate culture, which could negatively affect our future success.

The volatility of worldwide economic climate may adversely affect our business.

Since mid-1997, many countries in the Asia Pacific region have experienced a significant economic downturn and a devaluation of their currencies. As a result of the regional economic crisis, some government authorities across the region have imposed strict economic policies, including raising interest rates and restricting the remittance of foreign currencies in order to defend their currencies. These policies have created an enduring adverse effect on the region’s economy. Although the region’s economy has begun to stabilize and recover, the estimated growth of the gross domestic product and investors’ confidence for the region are still lower than that before the economic crisis.

Our results of operation may be adversely affected by currency exchange rate fluctuations.

It is anticipated that a substantial portion of our revenues will be denominated in Japanese Yen, whereas our expenses and liabilities will be denominated in various currencies including Japanese yen, United States dollars, Singapore dollars and the Euro.  In the future, we may also expand into other regions, such as Malaysia and Brazil, and may generate revenues and incur expenses in other currencies. As a result, the group will be exposed to exchange rate fluctuations with respect to multiple currencies which could have an adverse impact on our profitability.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance requirements related to being a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission, or the SEC, and various stock exchanges, have imposed various new requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.  The increased costs we will incur and the amount of time management will be required to devote to compliance requirements, will have an adverse effect on our operations and profitability.

Risks Relating to Our Common Stock

There is not currently a public market for our shares and there is no assurance that a public market will develop in the future.

There currently is no public market for our shares, and no assurance can be given that a market will develop in the future. While we intend to take necessary steps to have our shares approved for trading on the Over-the-Counter Bulletin Board or another US securities exchange, there is no assurance that a public trading market for our shares will be created. Even in the event that our shares are approved for public trading, there is no assurance that an active market will develop. The trading price of our shares may be highly volatile and trading volume may be sporadic.

Following the Investment Transaction, the Company’s directors and executive officers beneficially own a majority of the Company’s outstanding common stock, which gives them control over certain major decisions on which the Company’s stockholders may vote, which may discourage an acquisition of the Company.

Following completion of the share exchange transaction, the Company’s officers and directors own, in the aggregate, approximately 36.40% of the Company’s outstanding common stock. The interests of the officers and directors may differ from the interests of other stockholders.  As a result, the officers and directors will have the right and ability to control virtually all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders may vote, including, but not limited to, electing or defeating the election of directors, amending or preventing amendment of the Company’s Certificate of Incorporation or By-laws, effecting or preventing a merger, sale of assets or other corporate transaction, and controlling the outcome of any other matter submitted to the stockholders for vote.  The stock ownership of the Company’s officers and directors may discourage a potential acquirer from seeking to acquire shares of the Company’s common stock or otherwise attempting to obtain control of the Company, which in turn could reduce the Company’s stock price or prevent the Company’s stockholders from realizing a premium over the Company’s stock price.

The issuance of additional shares upon conversion of an outstanding convertible bond will result in dilution of the ownership interests of our existing stockholders.

As of March 31, 2012, we had an outstanding convertible bond with an unpaid principal and interest balance of $421,464.  The bond is due and payable in full on September 30, 2012, and is convertible by the holder into shares of Company common stock at a price of $0.105 per share, at any time prior to redemption.  We have an authorized capital of 110,000,000 shares, including 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, and currently have a total of 33,000,000 shares of common stock issued and outstanding.  We will be required to issue a total of approximately 4,128,180 additional shares of common stock upon conversion of the outstanding convertible bond in the event the holder of the bond elects to convert it prior to redemption.  This will have the effect of increasing the number of issued and outstanding shares of common stock from 33,000,000 to approximately 37,128,180, which represents an increase of approximately 12.5% in the total number of issued and outstanding shares.  This will result in the dilution of the ownership interests of our existing shareholders, and if there is a public market for our shares at the time of such issuance, could result in downward pressure on the trading price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.

PROPERTIES.

Our US offices are located at 90 Madison Street, #701, Denver, Colorado 80206, which is the office address of our Chief Financial Officer.  We do not have a lease on this space.

Our main corporate office occupies 8,760 square feet and is located in Ebisu, Tokyo, Japan. Our lease agreement for our main corporate offices requires monthly rental payments of approximately $82,000, and expires as of June 30, 2015.  In addition we occupy 200 square feet of office space in the central business district of Singapore.

As is common in the entertainment industry, as an independent film producer we have no production facility.  We contract out all of our production needs to sub-contractors.

ITEM 3.

LEGAL PROCEEDINGS.

We are not a party to any significant pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of ours and no owner of record or beneficial owner of more than 5.0% of our securities, or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us in reference to pending litigation.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market For Common Stock

As of March 31, 2012, and as of the date of this report, there was not an established public trading market for the Company’s shares.

Holders.

As of March 31, 2012, there were 33,000,000 shares of common stock issued and outstanding and 36 shareholders of record.

Dividends.

We have not declared or paid any cash dividends on our common stock during the fiscal years ended March 31, 2012 or 2011, and we do not currently intend to pay dividends to our shareholders in the fiscal year ending March 31, 2013.

ITEM 6.

SELECTED FINANCIAL DATA.

Not Applicable

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Background

We were incorporated in the State of Colorado on May 22, 2008.  Since inception, we have been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a possible business combination.

On January 3, 2012, we entered into Investment Agreements with all shareholders TOE Japan (the “Investors”).   Pursuant to the Investment Agreements, each of the Investors agreed to make a direct investment in the Registrant in the form of a contribution to the Registrant of all shares of common stock of TOE Japan owned by the Investor (“TOE Japan Shares”).  In consideration for the investment in the Registrant of the TOE Japan Shares by each Investor, the Registrant agreed to issue to each of the Investors approximately 6,893 shares of common stock of the Registrant for each TOE Japan Share invested in the Registrant.  Twenty Investors, who were the holders of one hundred percent (100%) of the outstanding shares of TOE Japan, invested in the Registrant.  At the time of closing under the Investment Agreements, the Investors invested a total of 4,596 TOE Japan Shares in the Registrant, representing 100% of the outstanding stock of TOE Japan, and the Registrant issued a total of 31,680,000 shares of common stock to the Investors.   The effect of the transaction was to make TOE Japan and its subsidiaries (“TOE Group”) wholly-owned subsidiaries of the Registrant, and to cause a change of control of the Registrant.

TOE Japan was formed in 2003. It initially acted as an agent for authors and cartoonists and was mainly involved in the publishing of books.  In 2007 TOE Japan entered into the production segment of the entertainment industry with the production of animated films such as Straight Jacket, a co-production with Manga Entertainment (Starz Entertainment Group)

In 2007, as TOE Japan’s growth continued in Japan, it formed its first subsidiary outside of Japan

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

Currently we are engaged in two industry segments (i) film entertainment, which consists principally of production and distribution of animated and live action feature films, including distribution of such films on DVD’s and Blu-ray Discs (jointly referred to as “DVD”), and (ii) publishing and distribution of books

In addition TOE Group possesses the intellectual property rights of 24 films, including both animated and live action.  TOE Group derives its revenue from these rights through the receipts of royalties.  Depending on the nature of the intellectual property, royalty revenues can be derived from various distribution channels as stated below.

We derive our revenue from the production and distribution of animated and live action films and television programs. We receive a percentage of the ticket revenue generated by the theatrical release of our films.  In addition we receive revenue from post theatrical release which includes the sale and/or license of DVD’s and Blu-ray Discs.  The sale or rental of these products generally occurs in a variety of retail outlets such as video specialty stores, mass merchants, and convenience stores, and recently, films have become available for rental by mail from various companies and by downloading from the internet.

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

In addition to content produced by us, we may on occasion purchase the license right to create and distribute DVD and Blu-ray Discs of products produced by other companies.  Distribution is divided between outsources and internal distribution.

Our profitability is based on our ability to control the cost of production through careful selection of the production houses and other subcontractors, monitoring of ongoing projects as to cost and budget, and selection of the most appropriate distribution channel for our products.

Our initial business was that of representing authors and creative talent.  As a result of the relationships we established, we also began to engage in publishing their works.  In addition to the works that are created by authors we represent, we also acquire the rights to translate foreign (non-Japanese) titles to be published in Japan.

In the book publishing sector, our revenues are derived from the sale of books we publish to publication wholesalers, and in some instances also from sales directly to retailers when such sales will not compete with the distributor.  Our profitability in this portion of our business is based on our ability to control the cost of production through careful selection of the printers and publication wholesalers for each book published.

Critical Accounting Policies and Estimates

Our consolidated financial statements which are filed as exhibits to this Current Report on Form 8-K, have been prepared using the going concern basis of accounting which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of March 31, 2012 the Company has an accumulated deficit of $4,724,986, and our current liabilities exceeded our current assets by $6,773,922.  Included in non-current assets at March 31, 2012 is $5,387,482 of film costs which will be expensed against future revenues and will not require the use of cash.  Included in current liabilities at March 31, 2012 is $7,861,505 of deferred revenue, which accounted for approximately 56% of the current liabilities, and represents projects in production. The deferred revenue does not represent a cash liability.  Excluding the deferred revenue, at March 31, 2012 we would have had working capital of $1,087,583.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon our continued operations which in turn are dependent upon our ability to raise additional financing and to succeed in our future operations.

Management has taken the steps which it believes are sufficient to revise our operating and financial requirements and provide us with the ability to continue as a going concern.  We are actively pursuing additional funding which would enhance capital employed and strategic partners which would increase revenue bases or reduce production costs. Management believes that the above actions will allow us to continue our operations throughout the next fiscal year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Actual results could differ from those estimates.

Significant estimates and judgments inherent in the preparation of these consolidated financial statements include, among other things, accounting for asset impairments, allowances for doubtful accounts, depreciation and amortization, the determination of ultimate revenues as it relates to amortization of capitalized film costs from participations and residuals, books and DVD sales returns, equity-based compensation, income taxes, and contingencies.

Accounts Receivable

Accounts receivable are recognized and carried at net realizable value.  An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors.  Accounts are written off after exhaustive efforts at collection.  If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses.  At March 31, 2012 and 2011, we have no allowance for doubtful accounts, as per the management's judgment based on their best knowledge.  As of March 31, 2012 and 2011, the longest credit term for customers is 60 days.

Provision for Sales Returns and Doubtful Accounts

Management’s estimate of product sales that will be returned, pricing rebates to grant and the amount of receivables that will ultimately be collected is an area of judgment affecting reported revenues and net income. In estimating product sales that will be returned, management analyzes vendor sales of product, historical return trends, current economic conditions, and changes in customer demand. Based on this information, management reserves a percentage of any product sales that provide the customer with the right of return. The provision for such sales returns is reflected as a reduction in the revenues from the related sale. The Company’s products subject to return primarily include books and DVDs sales primarily related to film production.

The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables and reviews accounts receivable by amounts due by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of customers based on past collection experience and ongoing credit risk evaluations.

Fair Value

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurement and Disclosures” (“ASC 820”) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

•

Level 1—defined as observable inputs such as quoted prices in active markets;

•

Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•

Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Our financial instruments consist of cash and cash equivalents, trade receivables, other receivables, payables, and long term debt. The carrying values of cash and cash equivalents, trade receivables, other receivables, and payables approximate their fair value due to their short maturities. The carrying value of long term debt approximates the fair value of debt of similar terms and remaining maturities available to the company.

Warrants and conversion features embedded in the Convertible Notes, which are accounted as liabilities, are treated as derivative instruments, which will be measured at each reporting date for their fair value using Level 2 inputs.

Our non-financial assets are measured on a recurring basis. These non-financial assets are measured for impairment annually on our measurement date at the reporting unit level using Level 3 inputs. For most assets, ASC 820 requires that the impact of changes resulting from its application be applied prospectively in the year in which the statement is initially applied.

Our non-financial assets measured on a non-recurring basis include our property, plant and equipment and finite-use intangible assets which are measured for recoverability when indicators for impairment are present.  ASC 820 requires companies to disclose assets and liabilities measured on a non-recurring basis in the period in which the remeasurement at fair value is performed.

We valued our outstanding convertible bonds using Level 3 criterion. As of September 30, 2011, the valuations resulted in a gain on derivatives of $10,507.

Investments in Animations Films

Investments in animation films includes the Company’s investments in co-production animation films which are generally less than 50% ownership and are produced by the other investors of the ventures. Equity method of accounting is adopted for the investments in animations films. Income (loss) from unconsolidated entities for the year ended March 31, 2012 and 2011 were ($389,081) and $240,176, respectively.

Film Costs and Revenues

Feature films typically are produced for initial exhibition in theaters, followed by distribution in the home video, electronic sell-through, video-on-demand, pay cable, basic cable and broadcast network sectors. Generally, distribution to the home video, video-on-demand, pay cable, basic cable and broadcast network sectors each commence within a range of approximately one to five years after initial theatrical release. Theatrical revenues are recognized as the films are exhibited. Revenues from home video sales are recognized at the later of the delivery date or the date that video units are made widely available for sale or rental by retailers based on gross sales less a provision for estimated returns.  A warranty period of six months is usually provided by us on films produced or arranged by us.  Based on management’s past experience, there has been no report of defects or claims for compensation

Upfront or guaranteed payments for the licensing of intellectual property are recognized as revenue when (i) an arrangement has been signed with a customer, (ii) the customer’s right to use or otherwise exploit the intellectual property has commenced and there is no requirement for significant continued performance by us, (iii) licensing fees are either fixed or determinable and (iv) collectability of the fees is reasonably assured. In the event any significant continued performance is required in these arrangements, revenue is recognized when the related services are performed.

Film costs include the unamortized cost of completed films, films in production and film rights in preparation of development. Film costs are stated at the lower of cost, less accumulated amortization, or fair value. The amount of capitalized film costs recognized as cost of revenues for a given film as it is exhibited in various sectors, throughout its life cycle, is determined using the film forecast computation method. Under this method, the amortization of capitalized costs and the accrual of participations and residuals are based on the proportion of the film’s revenues recognized for such period to the film’s estimated remaining ultimate revenues. The process of estimating a film’s ultimate revenues (i.e., the total revenue to be received throughout a film’s life cycle) is discussed further under “Film Cost Recognition and Impairments.”

Film Cost Recognition and Impairments

Film costs, which include direct production costs, production overhead and acquisition costs for films, are stated at the lower of unamortized cost or estimated fair value and classified as noncurrent assets. Accounting for film costs, as well as related revenues requires the exercise of judgment relating to the process of estimating a film’s ultimate revenues and is important for two reasons. First, while a film is being produced and the related costs are being capitalized, as well as at the time the film is released, it is necessary for management to estimate the ultimate revenues, less additional costs to be incurred (including exploitation and participation costs), in order to determine whether the value of a film has been impaired and, thus, requires an immediate write-off of unrecoverable film costs. Second, it is necessary for management to determine, using the film forecast computation method, the amount of capitalized film costs and the amount of participations and residuals to be recognized as costs of revenues for a given film in a particular period. To the extent that the film’s ultimate revenues are adjusted, the resulting gross margin reported on the exploitation of that film in a period is also adjusted.

Prior to the theatrical release of a film, management bases its estimates of ultimate revenues for each film on factors such as the historical performance of similar films, the rating and genre of the film, pre-release market research (including test market screenings) and the expected number of theaters in which the film will be released. Management updates such estimates based on information available during the film’s production and, upon release, the actual results of each film. Changes in estimates of ultimate revenues from period to period affect the amount of film costs amortized in a given period and, therefore, could have an impact on our financial results for that period. For example, prior to a film’s release, we often will test market the film to the film’s targeted demographic. If the film is not received favorably, we may then (i) reduce the film’s estimated ultimate revenues, (ii) revise the film, which could cause the production costs to increase or (iii) perform a combination of both. Similarly, a film that generates lower-than-expected theatrical revenues in its initial weeks of release would have its theatrical and home video ultimate revenues adjusted downward.

Collaborative Arrangements

We have entered into collaborative arrangements in the film business, with one or more active participants to jointly finance produce and/or distribute motion picture or television programs under which both we and the other active participants share in the risks and rewards of ownership. These arrangements are referred to as co-production and distribution arrangements.

We typically record an asset for only the portion of the film we own and finance.  We and the other participants typically distribute the product in different media or markets. Revenues earned and expenses incurred for the media or markets in which we distribute the product are typically recorded on a gross basis.  We typically do not record revenues earned and expenses incurred when the other participants distribute the product.  We and the other participants typically share in the profits from the distribution of the product in all media or markets. For films product, if we are a net receiver of (1) our share of the profits from the media or markets distributed by the other participants less (2) the other participants’ share of the profits from the media or markets distributed by us, then the net amount is recorded as net sales. If we are a net payer then the net amount is recorded in cost of sales.

For the years ended March 31, 2012 and 2011, $242,421 and $2,478,149, respectively, were deducted from our revenue for the amount owed to other participants and $39,830 and $664,657, respectively, were recorded as revenue for amounts due from the other participants in those collaborative arrangements as at March 31, 2012 and 2011.

Gross versus Net Revenue Recognition

In the normal course of business, we act as or use an intermediary or agent in executing transactions with third parties. In connection with these arrangements, we must determine whether to report revenue based on the gross amount billed to the ultimate customer or on the net amount received from the customer after commissions and other payments to third parties. To the extent revenues are recorded on a gross basis, any commissions or other payments to third parties are recorded as expense so that the net amount (gross revenues less expense) is reflected in Operating Income. Accordingly, the impact on Operating Income is the same whether we record revenue on a gross or net basis.

The determination of whether revenue should be reported gross or net is based on an assessment of whether we are acting as the principal or an agent in the transaction. If we are acting as a principal in a transaction, we report revenue on a gross basis. If we are acting as an agent in a transaction, we report revenue on a net basis. The determination of whether we are acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of an arrangement. We serve as the principal in transactions in which we have substantial risks and rewards of ownership.

Software use rights license

Software use rights licenses with finite useful lives are generally amortized on a straight-line basis, generally, over five years.

Foreign Currency Translation

The Company’s reporting currency is the United States dollar (“$”) and the accompanying consolidated financial statements have been expressed in United States dollars. The Company’s functional currency is the Japanese Yen (“¥”).  In addition, its operating subsidiaries in the United Kingdom, Singapore, and

Russia maintain their books and record in their respective local currencies, the British pound ( “£”), the Singapore dollar ( “SG$”) and the Russian ruble ( “RUB”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted.

In accordance with ASC Topic 830 “Translation of Financial Statements”, capital accounts of the consolidated financial statements are translated into $ from ¥ at their historical exchange rates when the capital transactions occurred.  Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the respective year.  The resulting exchange differences are recorded in the consolidated statement of operations.

	2012	2011
Year-end ¥ : $1 exchange rate	81.97	82.86
Average yearly ¥ : $1 exchange rate	78.74	85.70
Year-end £ : $1 exchange rate	0.63	0.62
Average yearly £ : $1 exchange rate	0.63	0.64
Year-end SG$ : $1 exchange rate	1.26	1.26
Average yearly SG$ : $1 exchange rate	1.25	1.33
Year-end RUB : $ exchange rate	29.41	28.46
Average yearly RUB : $ exchange rate	29.59	29.37

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. Comprehensive income includes net income and the foreign currency translation changes.

Share-based compensation

Share-based compensation includes stock options granted to employees and directors for services, and is accounted for under ASC Topic 718 "Compensation - Stock Compensation" (“ASC 718”), and warrants and common stock awards granted to consultants which are accounted for under ASC  Topic 505 "Equity-Based Payment to Non-employees" (“ASC 505”).

All grants of stock options/warrants to employees, directors and consultants are recognized in the financial statements based on their grant date fair values. The Company has elected to recognize compensation expense for all stock options/warrants granted with service conditions that have a graded vesting schedule, with a corresponding charge to paid-in capital.

The fair value of stock options is estimated using the Black-Sholes model. Since there is no readily available trading price for the Company’s stock, the Company’s expected volatility assumption is based on the historical volatility of stock prices of the entertainment industry average in Japan.  The expected life assumption is primarily based on the expiration date of the option. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock option expense recognized is based on awards expected to vest, and forfeiture rate is estimated to be zero as it is customary in Japan for employees to be employed by the same company until their retirement. ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

There was no stock option based expense for the year ended March 31, 2012, and 2011.

Segment Reporting

We are currently engaged in two segments, Filmed Entertainment: consisting principally of anime and featured film production and distribution; and Publishing: consisting principally of books publishing.

Our major operations are located in the Japan, Singapore and the United Kingdom.

More than 90% of Company’s total revenue has been derived from the filmed entertainment segment generated from Japan.

Advertising Expenses

Advertising costs are expensed as incurred under ASC Topic 720, “Advertising Costs”. Advertising expenses incurred for the years ended March 31, 2012 and 2011 were nominal.

Recent Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

Results of Operations

Our revenue for the fiscal years ended March 31, 2012 and 2011 was $27,217,067 and$16,026,448, respectively.  Our net income (loss) for the fiscal years ended March 31, 2012 and 2011 was $1,492,953 and $(2,008,846), respectively.  Our comprehensive income (loss) for the fiscal years ended March 31, 2012 and 2011 was $1,264,132 and $(2,296,143), respectively.  Through March 31, 2012 our cumulative net losses and cumulative comprehensive loss were $(4,724,986) and $(554,683), respectively.

Results of Operations for the Fiscal Year Ended March 31, 2012 Compared to Fiscal Year Ended March 31, 2011

(References to 2012 and 2011 are to the fiscal years ended March 31, 2012 and 2011 respectively, unless otherwise specified.)

Revenue increased $11,190,619 (69.8%) from $16,026,448 for 2011 to $27,217,067 for 2012.  The increase is due to an increased number of projects during 2012 as compared to 2011.  In 2012 we participated in one more film project, the distribution of 17 more DVDs and 5 more book titles than we did in 2011.  We feel that not only has the quantitative value of our revenue increased but the qualitative value has also increased. For example in 2012 we increased our involvement in an international co-production with a Korean company that was not only telecast in Japan but also in Korea.  Our efforts in DVD were not only in the number of productions but the international geographic distribution of them.

We had a very successful year in our book division with 28 books being released and very favorable sales results from Sales for new release are $4,745,182 and revenue of total sales of books for the year were $5,228,237.

We anticipate that our growth will continue as we participate in more and larger projects in the coming years.

Cost of revenue increased $7,508,251 (48.9%) from $15,341,851 in 2011 to $22,850,102 in 2012.  In terms of percentage of revenue, cost of revenue was 83.95% in 2012 as compared to 95.73% in 2011.

Cost of revenue for our film entertainment segment was approximately 93.3% for 2012 as compared to 95.5% in 2011.

Cost of revenue is calculated using a fraction in which the denominator is an estimate of the ultimate revenue that a production will produce and the numerator is the revenue achieved for the accounting period.  The unamortized film cost for the project is then multiplied by the percentage calculated.  To the extent that the film’s ultimate revenues are adjusted, the resulting gross margin reported on the exploitation of that film in a period is also adjusted.

Changes in estimates of ultimate revenues from period to period affect the amount of film costs amortized in a given period and, therefore, have an impact on our financial results for that period. For example, prior to a film’s release, we often will test market the film to the film’s targeted demographic. If the film is not received favorably, we may then (i) reduce the film’s estimated ultimate revenues, (ii) revise the film, which could cause the production costs to increase or (iii) perform a combination of both. Similarly, a film that generates lower-than-expected theatrical revenues in its initial weeks of release would have its theatrical and home video ultimate revenues adjusted downward.  (See Film Costs and Revenues included in Critical Accounting Policies and Estimates above for a more detailed explanation of the accounting).

Our changes in estimate of ultimate revenue were lower in 2012 than in 2011.  This resulted in a lower cost of revenue

Cost of revenue for our book publishing segment was approximately 44.6% in 2012 as compared to 99.2% in 2011.  The significant decrease in cost of revenue is attributable to greater reader acceptance of titles published in 2012.

Total gross profit increased $3,682,368 (538%) from $684,597 in 2011 to $4,366,965 in 2012.  In terms of percentage of revenue, the gross profit percentage increased to 16.04% for 2012 as compared to 4.27% for 2011.

Selling, general and administrative expenses decreased $46,401 (1.6%) from $2,830,022 for 2011 to $2,783,621 for 2012.  The increase is generally due to an increase in the number of projects and releases we made in 2012 as compared 2011.

The following is a summary of selling general and administrative expenses for the years ended March 31, 2012 and 2011.

	2012	2011	Difference
Personnel costs	$1,181,549	$1,534,778	$(353,229)
Director fees	521,489	398,880	122,609
Rental	412,137	364,682	47,455
Travel and entertainment	212,121	169,476	42,645
Legal and professional fees	56,648	26,236	30,412
Other	351,138	298,764	52,374
Depreciation and amortization	48,539	37,206	11,333
	$2,783,621	$2,830,022	$(46,401)

Our most significant cost is personnel costs which include salaries, benefits and payroll taxes.  These costs decreased $353,229 (23%) from $1,534,778 in 2011 to $1,181,549 in 2012.  We had 26 at March 31, 2010, and 28 at March 31, 2011 and 35 at March 31, 2012.  The increase in number of employees is due to our increasing activity and having more projects in production during 2012 than 2011.  We anticipate that personnel costs will continue to rise in future periods as it becomes necessary to increase our staff in order to continue to increase the number of projects which we simultaneously have in process.  We incurred $117,392 in subcontractor fees for 2012 which is included in other costs.  This was in lieu of salaries and replaced approximately 3 employees.

Director fees increased $122,609 (30.7%) from $398,880 in 2011 to $521,489 in 2012.  As a private company director fees are discretionary.  We will be establishing a fee program for directors in future periods.

Rental expenses increased $47,455 (13%) from $364,682 in 2011 to $412,137 in 2012.  We required additional space in 2012 as a result of increased activity.

Travel and entertainment increased $42,645 (25.1%) from $169,476 in 2011 to $212,121 in 2012. The increase directly relates to the increase in activity, number of projects and the travel cost associated with the merger.

Legal and professional fees increased $30,412 (116%) from $26,236 in 2011 to $56,648 in 2012 primarily as a result of the merger which took place in 2012.

Other expenses include items such as sub-contractor fees, office expenses, software related costs, telephone and a variety of other miscellaneous costs.  Other than sub-contractor fees which are mentioned above, none of these cost individually increased significantly

We anticipate that we will incur higher general and administrative expenses as a public company.  We expect that our professional fees, cost of transfer agent, investor relations costs and other stock related costs will increase.

We also anticipate that selling, general and administrative expenses will concurrently increase with our increased activity in the future but will not increase in the same proportion to that of revenue.

Our income (loss) from operations increased 3,728,769 (174%) from a loss of $(2,145,425) in 2011 to income of $1,583,344 in 2012.

The other income and expense consists of income (loss) from unconsolidated entities of $(389,081) and 240,176 in 2012 and 2011 respectively, mergers expenses amounting $282,999 arising from the reverse merger transactions, and interest expense of $160,904 in 2012 as compared to $118,420 in 2011.

The net income (loss) increased $3,501,799 (12.5%) from a loss of $(2,008,846) in 2011 to income of $1,492,953 in 2012.

Results of Operations for the Fiscal Year Ended March 31, 2011 Compared to Fiscal Year Ended March 31, 2010

(References to 2011 and 2010 are to the fiscal years ended March 31, 2011 and 2010 respectively, unless otherwise specified.)

Revenue increased $2,195,625 (15.9%) from $13,830,823 for 2010 to $16,026,448 for 2011.  The increase is due to an increased number of projects during 2011 as compared to 2010.  In 2011 we participated in one more film project, the distribution of 17 more DVDs and 5 more book titles than we did in 2010.  We feel that not only has the quantitative value of our revenue increased but the qualitative value has also increased.  For example in 2011 we were involved in an international co-production with a Korean company that was not only telecast in Japan but also in Korea.  Our efforts in DVD were not only in the number of productions but the international geographic distribution of them.

We anticipate that our growth will continue as we participate in more and larger projects in the coming years.

Cost of revenue increased $1,900,042 (12.9%) from $13,441,809 in 2010 to $15,341,851 in 2011.  In terms of percentage of revenue, cost of revenue was 95.7% in 2011 as compared to 97.1% in 2010.

Cost of revenue is calculated using a fraction in which the denominator is an estimate of the ultimate revenue that a production will produce and the numerator is the revenue achieved for the accounting period.  The unamortized film cost for the project is then multiplied by the percentage calculated.  To the extent that the film’s ultimate revenues are adjusted, the resulting gross margin reported on the exploitation of that film in a period is also adjusted.

Changes in estimates of ultimate revenues from period to period affect the amount of film costs amortized in a given period and, therefore, have an impact on our financial results for that period. For example, prior to a film’s release, we often will test market the film to the film’s targeted demographic. If the film is not received favorably, we may then (i) reduce the film’s estimated ultimate revenues, (ii) revise the film, which could cause the production costs to increase or (iii) perform a combination of both. Similarly, a film that generates lower-than-expected theatrical revenues in its initial weeks of release would have its theatrical and home video ultimate revenues adjusted downward.  (See Film Costs and Revenues included in Critical Accounting Policies and Estimates above for a more detailed explanation of the accounting).

During the year ended March 31, 2010 we adjusted our estimates of ultimate revenue for films in release at that date and wrote off approximately $276,000 as a cost of revenue.  This had the effect of increasing the percentage of cost by approximately 2%.  Without this adjustment cost of revenue on a percentage basis would have been 95.1% for 2010 and 95.7% for 2011.

Gross profit increased $295,584 (76%) from $389,013 in 2010 to $684,597 in 2011.  In terms of percentage of revenue, the gross profit percentage increased to 4.3% for 2011 as compared to 2.8% for 2010.

Selling, general and administrative expenses increased $255,825 (9.9%) from $2,574,197 for 2010 to $2,830,022for 2011.  The increase is generally due to an increase in the number of projects and releases we made in 2011 as compared 2010.

The following is a summary of selling general and administrative expenses for the years ended March 31, 2011 and 2010.

	2011	2010	Difference
Personnel costs	$1,534,778	$1,249,398	$285,380
Director fees	398,880	286,329	112,551
Rental	364,682	314,236	50,446
Travel and entertainment	169,476	123,906	45,570
Stock based compensation	-	268,703	(268,703)
Other	325,000	289,343	55,347
Depreciation and amortization	37,206	42,282	(5,076)
	$2,830,022	$2,574,197	$255,825

Our most significant cost is personnel costs which include salaries, benefits and payroll taxes.  These costs increased $285,380 (22.8%) from $1,249,398 in 2010 to $1,534,778 in 2011.  We had 21 employees at April 1, 2009, 26 at March 31, 2010, and 28 at March 31, 2011.  The increase in number of employees is due to our increasing activity and having more projects in production during 2011 than 2010.  We anticipate that personnel costs will continue to rise in future periods as it becomes necessary to increase our staff in order to continue to increase the number of projects which we simultaneously have in process.

Director fees increased $112,551 (39.3%) from $286,329 in 2010 to $398,880 in 2011.  As a private company director fees are discretionary.  We will be establishing a fee program for directors in future periods.

Rental expenses increased $50,446 (16.1%) from $314,236 in 2010 to 364,682 in 2011.  We required additional space in 2011 as a result of increased activity and personnel.

Travel and entertainment increased $45,570 (36.8%) from $123,906 in 2010 to $169,476 in 2011. The increase directly relates to the increase in activity and number of projects.

There were no new options granted in 2011.

Other expenses include items such as office expenses, software related costs, telephone and a variety of other miscellaneous costs.  None of these cost individually increased significantly

We anticipate that we will incur higher general and administrative expenses as a public company.  We expect that our professional fees, cost of transfer agent, investor relations costs and other stock related costs will increase.

We also anticipate that selling, general and administrative expenses will concurrently increase with our increased activity in the future but will not increase in the same proportion to that of revenue.

Our loss from operations decreased $39,939 (1.8%) from $2,185,184 in 2010 to $2,145,245 in 2011.

Other income and expenses did not materially change.

The net loss decreased $306,092 (13.2%) from 2,314,938 in 2010 to $2,008,846 in 2011.

Liquidity and Capital Resources

At March 31, 2012, we had a working capital deficit of $6,773,922, as compared to a working capital deficit of $6,945,547 at March 31, 2011. Of the working capital deficit at March 31, 2012, $7,861,505 was in deferred revenue and does not represent a cash liability.  This amount will be included in future revenue.  In addition, $5,387,482 was in film costs and this asset will not result in our receipt of cash.  This amount will be used as a cost of revenue in the future.  Excluding the amounts for deferred revenue, we would have had working capital of $1,087,583 at March 31, 2012.

During the year ended March 31, 2012, operating activities provided cash of $968,618, and for the year ended March 31, 2011, we used cash in operations of $839,761.

During the year ended March 31, 2012, investing activities used $1,184,995 of cash and for the year ended March 31, 2011, investing activities used $496,963 of cash.

During the year ended March 31, 2012, financing activities provided $327,505 of cash and for the year ended March 31, 2011, financing activities provided $1,302,135 of cash.  During the year ended March 31, 2012, new bank borrowings, both short and long term, of $2,934,870, were offset by repayments of $2,608,458 as compared to borrowings of $4,083,727 and repayments$ 2,781,592 of  for the year ended March 31, 2010.

We are dependent on third party financing to provide the liquidity to fund future projects.  In the past this funding has been provided by bank loans which have been guaranteed by our Chief Executive Officer and some of which have had an additional guarantee of a third party commercialized credit guarantee company.  There can be no assurances that we will be able to continue financing projects in this manner.  We are currently exploring other alternatives which might include equity financing.

In addition to the bank financing, in prior years we issued convertible bonds, to a shareholder of ours, in the original amount of ¥84,000,000 (approximately US$1,103,758).  The bonds bear interest at a fluctuating rate of interest rate equal to the prime lending rate for long-term credit established by Mizuho Corp bank as of the first day of each interest payment period plus 0.3%, based on prime rate. Interest is due and payable semi-annually and the bonds are due and payable in full on September 30, 2012.  At any time prior to redemption, the bonds are convertible by the holder into shares of common stock of the Company at a conversion price of approximately US$0.105 per share.  If we do not have sufficient cash to repay the obligation and the holder does not convert, there can be no assurances that we will be able to renegotiate the terms of the bonds.

The scheduled maturities of our long-term debt at March 31, 2012 are as follows:

Years ending March 31,
2013	$858,953
2014	761,524
2015	597,507
2016	438,773
2017	305,976
Thereafter	934,117
Total	$3,896,851

The aggregate minimum requirements under non-cancellable leases as of March 31, 2012 are as follows:

Years ending March 31,
2013	$610,135
2014	997,406
2015	989,786
2016	247,447
Total	$2,844,774

Summary

Generally speaking, the production of video footage such as animation and movies takes about 2 years from planning to being screened to the public.  We are currently involved in more projects than previous years.  We started a number of projects in 2012 and will continue to see the results in future periods.  A total of $5,387,482 in costs has been capitalized as film costs which will be offset against future revenue. We also have deferred revenue of $7,861,505 which will result in revenue in future periods.

In addition, we have increased the number of DVD’s produced and the number of books produced.

In the entertainment industry financial success is based upon audience acceptance of the products produced.  Although we are selective in our choice of projects, there can be no guarantee that our productions will be widely received.

In order to minimize our risk of acceptance by audiences, we plan to do sequels of titles that did well in 2013 and also to prepare new titles with the same production team that produced the hits. Our main target group, the “Otaku” are known for their tendency in purchasing of related products.

For T.O Books, we have approximately 29 titles from the Sorcerous Stabber Orphan Series that we began releasing to the market in September, 2011.  We intend to continue releasing these titles at the rate of approximately one or two per month, until all of them have been released

We intend to start a “paper back” series in the autumn of 2012 and the main target market is Japan. Popular titles that had been previously released will be republished in ‘paper back’ binding. New titles will also be published under this new ‘paper back” series, offering our readers more options and expanding our sales further.

We believe that the affinity between games and animation is very high.  As a result, we have formed an international co-production agreement with Electronic Arts, Inc. (“EA”) a well-known U.S. game development company and FUNimation, one of the largest animation distributors in the U.S. to produce 3 animated titles based on EA game properties.  The first such animation to be released was Dragon Age, which is based on a fantasy role-playing game for adults which was released in November, 2009 in North America and Europe.  The Dragon Age animation was released in Japan in February, 2012. The animated film, Mass Effect, originated from a role-playing game series that sold more than 7 Million copies around the world, is scheduled for completion 2012 summer and is planned for global release.

We are currently in the preparation stage of a live action film which will be a horror movie, but have not yet established a date for commencement of production or a release date.

In order to achieve our objective in an aggressive time frame we will require between $3,000,000 and $5,000,000 in additional financing either in the form of equity or debt.  We do not currently have such financing available, and there can be no assurances that we can obtain such financing or if we do obtain the financing it will be at rates and costs acceptable to the company.

Off Balance Sheet Arrangements

At March 31, 2012 there are no obligations what would qualify to be disclosed as off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

T.O ENTERTAINMENT, INC

ALBERT WONG & CO.

CERTIFIED PUBILC ACCOUNTANTS

Room 701, 7th Floor, Nan Dao Commercial Building

359-361 Queen’s Road Central

Hong Kong

Tel : 2851 7954

Fax: 2545 4086

ALBERT WONG

B.Soc., Sc., ACA., LL.B., CPA(Practising)

To:  The board of directors and stockholders of

T.O Entertainment, Inc. and its subsidiaries

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of T.O Entertainment, Inc. and its subsidiaries (“the Company”) as of March 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of T.O Entertainment, Inc. as of March 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has profits from operations but suffered from an accumulated capital deficiency that may raise doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hong Kong

Albert Wong & Co.

July 5, 2012

Certified Public Accountants

T.O Entertainment, Inc.

(Formerly known as IBI Acquisitions, Inc.)

Consolidated Balance Sheets

March 31, 2012 and 2011

	Note No.	2012	2011
Assets
Current assets:
Cash and cash equivalents	3	$679,541	$636,743
Accounts receivable, less allowance for doubtful accounts and provision for sales returns		4,893,283	2,225,972
Other receivables		20,519	198,808
Prepaid expenses and other current assets		83,482	101,443
Inventories	4	850,210	303,660
Deferred tax assets		683,968
Total Current Assets		7,211,003	3,466,626
Non-current assets:
Film costs	5	5,387,482	4,720,790
Investment in animation film	14	2,117,904	1,361,537
Property, plant and equipment	7	64,620	96,855
Other assets	6	573,595	271,432
Total non-current assets		8,143,601	6,450,614
Total as*sets		$15,354,604	$9,917,240

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable		$5,072,609	$2,992,953
Other payables and accrued expenses		191,858	131,177
Bank loans – Current portion	9	858,953	965,013
Deferred revenue	8	7,861,505	6,323,030
Total Current Liabilities		13,984,925	10,412,173
Non-current liabilities:
Convertible bonds	10	421,464	381,737
Option liability	10	2,988	27,977
Bank loans – non-current portion	9	3,037,898	2,796,464
Total non-current Liabilities		3,462,350	3,206,178
Total liabilities		17,447,275	13,618,351

Commitments and contingencies

Stockholders’ deficit:
Common stock, no par value; 100,000,000 shares authorized; 33,000,000 and 31,680,000 shares issued and outstanding at March 31, 2012 and 2011		396,000	380,160
Additional paid in capital		2,790,998	2,462,530
Accumulated deficit		(4,724,986)	(6,217,939)
Accumulated other comprehensive loss		(554,683)	(325,862)
Total stockholders’ deficit		(2,092,671)	(3,701,111)
Total liabilities and stockholders’ deficit		$15,354,604	$9,917,240

See notes to consolidated financial statements

T. O Entertainment Inc.

(Formerly known as IBI Acquisitions, Inc.)

Consolidated Statements of Income and Comprehensive Income

For the Years Ended March 31, 2012 and 2011

	Note No.	2012	2011
Revenues		$27,217,067	$16,026,448
Cost of revenue		22,850,102	15,341,851
Gross profit		4,366,965	684,597

Selling, general and administrative expenses		2,783,621	2,830,022

Income/(Loss) from operations		1,583,344	(2,145,425)

Other income (expenses)
(Loss) /Income from unconsolidated entities		(389,081)	240,176
Interest income		424	294
Interest expenses		(160,904)	(118,420)
Gain on derivative		26,329	12,574
Other income		3,824	1,955
Expenses related to merger		(282,999)	-
		(802,407)	136,579

Income/(Loss) from operations before income taxes		780,937	(2,008,846)

Income tax refund and refundable		712,016	-

Net income /(loss)		1,492,953	(2,008,846)

Other comprehensive loss:
Foreign currency translation loss		(228,821)	(287,297)

Comprehensive gain/(loss)		$1,264,132	$(2,296,143)

Per share information – basic:	15
- Weighted average shares outstanding - basic		31,998,247	31,680,000
- Net earnings/(loss) per share - basic		0.05	(0.06)

See notes to consolidated financial statements

T. O Entertainment, Inc.

(Formerly known as IBI Acquisitions, Inc.)

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended March 31, 2012 and 2011

					Accumulated
			Additional		Other
	Common Stock		paid in	Accumulated	Comprehensive
	Number of shares	Amount	Capital	deficit	income (Loss)	Total
Balance as of April 1, 2010 (restated - representing shares outstanding of the accounting acquirer)	31,680,000	$380,160	$2,462,530	$(4,209,093)	$(38,565)	(1,404,968)

Net (loss) for the year				(2,008,846)		(2,008,846)

Foreign currency translation loss					(287,297)	(287,297)

Balance as of March 31, 2011	31,680,000	380,160	2,462,530	(6,217,939)	(325,862)	(3,701,111)

Stock option conversion			232,008			232,008

Effect of reverse merger	1,320,000	15,840	96,460			112,300

Net income for the year				1,492,593		1,492,593

Foreign currency translation loss					(228,821)	(228,821)

Balance March 31, 2012	33,000,000	$396,000	$2,790,998	$(4,724,986)	$(554,683)	$(2,092,671)

See notes to consolidated financial statements

T.O Entertainment, Inc.

(Formerly known as IBI Acquisitions, Inc.)

Consolidated Statements of Cash Flows

For The Years Ended March 31, 2012 and 2011

	2012	2011
Cash flows from operating activities:
Net income/( loss)	$1,492,953	$(2,008,846)
Adjustments to reconcile loss to net cash used in operations
Depreciation and amortization	55,668	52,703
Written off the film costs and inventory	421,002	-
(Gain) loss on investments and other assets, net	414,193	(12,574)
Convertible notes interest	37,027	33,930
Provision in sales return	261,132	-
Recognition of deferred tax	(712,016)	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(2,893,918)	(314,139)
Inventories and film costs	(1,565,659)	(3,946,937)
Deposits and Prepaid	(82,324)	(46,105)
Cash advance	94,263	7,585
Other receivables	180,454	(133,423)
Deferred Cost	(292,108)	-
Increase (decrease) in:
Accounts payable	2,034,950	1,696,294
Other payables and accrued liabilities	28,925	(572,131)
Customer deposits	1,472,499	4,473,902
Income tax payable	21,577	(70,020)
Net cash (used in) operating activities	968,618	(839,761)

Cash flows from investing activities:
Purchases of plant and equipment	(20,784)	(21,165)
Investments and acquisitions, net of cash acquired	(1,164,211)	(475,798)
Net cash (used in) investing activities	(1,184,995)	(496,963)

Cash flows from financing activities:
Proceeds from long-term bank loans	1,708,000	3,499,879
Repayments of long-term bank loans	(1,497,025)	(2,781,592)
Proceeds from short-term bank loans	994,862	361,373
Repayment of short-term bank loans	(1,111,433)	-
Proceeds from issuance of common stock	232,008	222,475
Cash inflow from reverse merger transaction	1,093	-
Net cash provided by financing activities	327,505	1,302,135

Effect of exchange rate changes on cash	(68,330)	(95,915)

Net (decrease) in cash and cash equivalents	42,798	(130,504)
Cash and cash equivalents at beginning of year	636,743	767,247
Cash and cash equivalents at end of year	$679,541	$636,743

Supplementary cash flow information
Income taxes paid	$-	$64,746
Interest paid	$123,878	$118,420

See notes to consolidated financial statements

T.O Entertainment, Inc.

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2012 and 2011

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

T.O Entertainment, Inc. (formerly IBI Acquisitions, Inc. or “IBI”) (“TOE” or the “Company”) was incorporated in the State of Colorado on May 22, 2008. The Company was formed to explore merger and acquisitions opportunities with other companies. On March 5, 2012, the Company changed the name from IBI Acquisitions, Inc. to T.O Entertainment, Inc.

On January 3, 2012, pursuant to the terms of the Investment Agreements between IBI and T.O Entertainment, Inc., Japan (“TOE Japan”) the shareholders invested 4,596 TOE Japan’s common stock (representing 100% of the then outstanding stock) in IBI by transferring ownership of such shares to IBI. IBI issued a total of 31,680,000 common shares of its common stock to the TOE Japan’s shareholders in exchange for their TOE Japan common shares.

The transaction was accounted for as a “reverse merger,” since the original stockholders of the TOE Japan own a majority of the outstanding shares of IBI’s common stock immediately following the completion of the transaction.  TOE Japan was the legal acquiree but deemed to be the accounting acquirer, IBI was the legal acquirer but deemed to be the accounting acquiree in the reverse merger.  The historical financial statements prior to the acquisition are those of the accounting acquirer (TOE Japan).  Historical stockholders' equity of the acquirer prior to the merger are retroactively restated (a recapitalization) for the equivalent number of shares received in the merger.  Operations prior to the merger are those of the acquirer.  After completion of the transaction, the Company’s consolidated financial statements include the assets and liabilities of the Company and its subsidiaries, the operations and cash flow of the Company and its subsidiaries

TOE Japan was incorporated in Tokyo, Japan on April 1, 2003, engaged in entertainment businesses include animated and live feature film production, distribution of such films on DVD’s and Blue Ray Discs, and book publishing.  Book publishing consists principally of the sale of books to which TOE Japan has the rights to print and distribute.

After the reverse merger, TOE has been operating in the United States of America, Japan, Republic of Singapore, and the Russian Federation while the operations in the United Kingdom are in dormant.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and are expressed in United States dollars ($).  Financial statements prepared in accordance with GAAP contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.

As of March 31, 2012 and 2011, the Company has an accumulate deficits of $4,724,986 and $6,217,939, and its current liabilities exceed its current assets by $6,773,922 and $6,945,547 respectively.  Included in non-current assets at March 31, 2012 is $5,387,482 of film costs which will be expensed against future revenues and will not be require the use of cash.  Included in current liabilities at March 31, 2012 is $7,861,505 of deferred revenue, which accounted for 56% of the current liabilities, and represents projects in production. The deferred revenue does not represent a cash liability.  Excluding the deferred revenue, the working capital at March 31, 2012 would have been $1,087,583.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding which would enhance capital employed and strategic partners which would increase revenue bases or reduce production costs. Management believes that the above actions will allow the Company to continue its operations throughout this fiscal year.

T.O Entertainment, Inc.

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2012 and 2011

(Continued)

Principles of Consolidation

The consolidated financial statements include all of the assets, liabilities, revenues, expenses and cash flows of entities in which the Company has a controlling interest (“subsidiaries”). Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.

Consolidated financial statements prepared following a reverse acquisition are issued under the name of the legal parent (accounting acquiree) (i.e. IBI) but as a continuation of the financial statements of the legal subsidiary (accounting acquirer) (i.e. TOE Japan), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree. That adjustment is required to reflect the capital of the legal parent (the accounting acquiree). Comparative information presented in those consolidated financial statements also is retroactively adjusted to reflect the legal capital of the legal parent (accounting acquiree).

The consolidated financial statements include the accounts of T.O Entertainment, Inc., and the following subsidiaries:

(i)

T.O Entertainment, Inc, a wholly owned subsidiary of the Company incorporated in Japan as a private company on April 1, 2003;

(ii)

T.O Entertainment UK Limited, a wholly-owned subsidiary of the Company incorporated in England and Wales as a private company on August 30, 2007;

(iii)

T.O Entertainment Singapore PTE LTD a wholly-owned subsidiary of the Company incorporated in the Republic of Singapore as a private company on April 18, 2009; and

(iv)

T.O Entertainment RUS LLC, a wholly-owned subsidiary of the Company incorporated in the Russian Federation as a private company on July 21, 2011.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Actual results could differ from those estimates.

Significant estimates and judgments inherent in the preparation of these consolidated financial statements include, among other things, accounting for asset impairments, allowances for doubtful accounts, depreciation and amortization, the determination of ultimate revenues as it relates to amortization of capitalized film costs from participations and residuals, books and DVD sales returns, equity-based compensation, income taxes, and contingencies.

Cash and Equivalents

Cash and cash equivalents consist of cash on hand and bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use. The Company maintains bank accounts in the United States of America, Japan, the Republic of Singapore, the Republic of Korea, and the Russian Federation.

Accounts Receivable

Accounts receivable are recognized and carried at net realizable value.  An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors.  Accounts are written off after exhaustive efforts at collection.  If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses.  At March 31, 2012 and 2011, the Company has no allowance for doubtful accounts, as per management's judgment based on their best knowledge.  As of March 31, 2012 and 2011, the longest credit term for certain customers are 60 days.

Provision for Sales Returns and Doubtful Accounts

Management’s estimate of product sales that will be returned, pricing rebates to grant and the amount of receivables that will ultimately be collected is an area of judgment affecting reported revenues and net income. In estimating product sales that will be returned, management analyzes vendor sales of product, historical return trends, current economic conditions, and changes in customer demand. Based on this information, management reserves a percentage of any product sales that provide the customer with

T.O Entertainment, Inc.

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2012 and 2011

(Continued)

the right of return. The provision for such sales returns is reflected as a reduction in the revenues from the related sale. The Company’s sales subject to return primarily include books sales.

The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables and reviews accounts receivable by amounts due by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of customers based on past collection experience and ongoing credit risk evaluations.

Inventories

Inventories are valued at cost, not in excess of market, cost being determined on the “First-in-first-out” basis. The market value of inventory is determined as the net realizable value, i.e. estimated selling prices in the ordinary course of business less predictable costs of completion and disposal.  At March 31, 2012, the allowance for obsolescence was $9,268 and nil for the year ended March 31, 2011.

Prepayments

Prepayments represent cash paid in advance to service provider, office premises owner and subcontractor fee.

Property, plant and equipment and depreciation

Property plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is provided over their estimated useful lives, using the straight-line method and reducing balance method.  Estimated useful lives are as follows:

Expected useful life
Leasehold improvements	10-15 years (*)
Office equipment	3-5 years

*Leasehold improvements are amortized based on shorter of expected useful life and leasehold terms of the premises. In this case, the leasehold term of premises was 4 years, which is shorter than its expected useful life. Thus, leasehold improvement was amortized by 4 years under straight-line based.

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to expense as incurred, whereas significant renewals and betterments are capitalized.

Long Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant and Equipment” ("ASC 360"), long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated Future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined using forecasted cash flows discounted using an estimated average cost of capital.

All of the judgments and assumptions made in preparing the cash flow projections are consistent with our other financial statement calculations and disclosures. The assumptions used in the cash flow projections are consistent with other forward-looking information prepared by the company, such as those used for internal budgets, discussions with third parties, and/or reporting to management or the board of directors. However, projecting the cash flows for the impairment analysis involves significant estimates with regard to the performance of each restaurant, and it is reasonably possible that the estimates of cash flows may change in the near term.

There has been no impairment as of March 31, 2012 and 2011.

Fair Value

T.O Entertainment, Inc.

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2012 and 2011

(Continued)

ASC Topic 820 “Fair Value Measurement and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

•

Level 1—defined as observable inputs such as quoted prices in active markets;

•

Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•

Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, other receivables, payables, and long term debt. The carrying values of cash and cash equivalents, trade receivables, other receivables, and payables approximate their fair value due to their short maturities. The carrying value of long term debt approximates the fair value of debt of similar terms and remaining maturities available to the company.

Warrants and conversion features embedded in the Convertible Notes, which are accounted as liabilities, are treated as derivative instruments, which will be measured at each reporting date for their fair value using Level 2 inputs.

The Company’s non-financial assets are measured on a recurring basis. These non-financial assets are measured for impairment annually on the Company’s measurement date at the reporting unit level using Level 3 inputs. For most assets, ASC 820 requires that the impact of changes resulting from its application be applied prospectively in the year in which the statement is initially applied.

The Company’s non-financial assets measured on a non-recurring basis include the Company’s property, plant and equipment and finite-use intangible assets which are measured for recoverability when indicators for impairment are present.  ASC 820 requires companies to disclose assets and liabilities measured on a non-recurring basis in the period in which the re-measurement at fair value is performed.

The Company valued the convertible bonds using Level 3 criterion. As of March 31, 2012, the valuations resulted in a gain on derivatives of $26,329.

Fair Value of Financial Instruments with Conversion Features

In accordance with ASC Topic 815 “Derivatives and Hedging”, the conversion feature of convertible bonds are separated from the debt instrument and accounted for separately as a derivative instrument. On the date the Company’s convertible bonds are issued, the conversion feature was recorded as a liability at its fair value, and future decreases in fair value recognized in earnings while increases in fair values recognized in expenses as interest expense.

The Company used the Black-Scholes-Merton (“Black-Scholes”) model to obtain the fair value of the conversion feature. The Company’s expected volatility assumption is based on the historical volatility of stock prices of entertainment industry average in Japan.  The expected life assumption is primarily based on the expiration date of the conversion features. The risk-free interest rate for the expected term of the conversion features is based on the U.S. Treasury yield curve in effect at the time of measurement.

Investments in Animations Films

Investments in animation films includes the Company’s investments in co-production animation films which are generally less than 50% ownership and are produced by the other investors of the ventures. Equity method of accounting is adopted for the investments in animations films. Income (Loss) from investment projects for the years ended March 31, 2012 and 2011was ($389,081) and $240,176, respectively.

Film Costs and Revenues

Feature films typically are produced for initial exhibition in theaters, followed by distribution in the home video, electronic sell-through, video-on-demand, pay cable, basic cable and broadcast network sectors. Generally, distribution to the home video, video-on-demand, pay cable, basic cable and broadcast network sectors each commence within a range of approximately one to five

T.O Entertainment, Inc.

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2012 and 2011

(Continued)

years of initial theatrical release. Theatrical revenues are recognized as the films are exhibited. Revenues from home video sales are recognized at the later of the delivery date or the date that video units are made widely available for sale or rental by retailers based on gross sales less a provision for estimated returns.  A warranty period for six months are usually provided by the Company on the film produced or arranged by the Company.  Based on management’s past experience, no report of defects or claim for compensation

Upfront or guaranteed payments for the licensing of intellectual property are recognized as revenue when (i) an arrangement has been signed with a customer, (ii) the customer’s right to use or otherwise exploit the intellectual property has commenced and there is no requirement for significant continued performance by the Company, (iii) licensing fees are either fixed or determinable and (iv) collectability of the fees is reasonably assured. In the event any significant continued performance is required in these arrangements, revenue is recognized when the related services are performed.

Film costs include the unamortized cost of completed films, films in production and film rights in preparation of development. Film costs are stated at the lower of cost, less accumulated amortization, or fair value. The amount of capitalized film costs recognized as cost of revenues for a given film as it is exhibited in various sectors, throughout its life cycle, is determined using the film forecast computation method. Under this method, the amortization of capitalized costs and the accrual of participations and residuals are based on the proportion of the film’s revenues recognized for such period to the film’s estimated remaining ultimate revenues. The process of estimating a film’s ultimate revenues (i.e., the total revenue to be received throughout a film’s life cycle) is discussed further under “Film Cost Recognition and Impairments.”

Film Cost Recognition and Impairments

Film costs include direct production costs, production overhead and acquisition costs for films are stated at the lower of unamortized cost or estimated fair value and classified as noncurrent assets. Accounting for film costs, as well as related revenues requires the exercise of judgment relates to the process of estimating a film’s ultimate revenues and is important for two reasons. First, while a film is being produced and the related costs are being capitalized, as well as at the time the film is released, it is necessary for management to estimate the ultimate revenues, less additional costs to be incurred (including exploitation and participation costs), in order to determine whether the value of a film has been impaired and, thus, requires an immediate write-off of unrecoverable film costs. Second, it is necessary for management to determine, using the film forecast computation method, the amount of capitalized film costs and the amount of participations and residuals to be recognized as costs of revenues for a given film in a particular period. To the extent that the film’s ultimate revenues are adjusted, the resulting gross margin reported on the exploitation of that film in a period is also adjusted.

Prior to the theatrical release of a film, management bases its estimates of ultimate revenues for each film on factors such as the historical performance of similar films, the rating and genre of the film, pre-release market research (including test market screenings) and the expected number of theaters in which the film will be released. Management updates such estimates based on information available during the film’s production and, upon release, the actual results of each film. Changes in estimates of ultimate revenues from period to period affect the amount of film costs amortized in a given period and, therefore, could have an impact on the Company’s financial results for that period. For example, prior to a film’s release, the Company often will test market the film to the film’s targeted demographic. If the film is not received favorably, the Company may (i) reduce the film’s estimated ultimate revenues, (ii) revise the film, which could cause the production costs to increase or (iii) perform a combination of both. Similarly, a film that generates lower-than-expected theatrical revenues in its initial weeks of release would have its theatrical and home video ultimate revenues adjusted downward.

Collaborative Arrangements

The Company has entered into collaborative arrangements in the film business, with one or more active participants to jointly finance produce and/or distribute motion picture or television product under which both the Company and the other active participants share in the risks and rewards of ownership. These arrangements are referred to as co-production and distribution arrangements.

The Company typically records an asset for only the portion of the film it owns and finances. The Company and the other participants typically distribute the product in different media or markets. Revenues earned and expenses incurred for the media or markets in which the Company distributes the product are typically recorded on a gross basis. The Company typically does not

T.O Entertainment, Inc.

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2012 and 2011

(Continued)

record revenues earned and expenses incurred when the other participants distribute the product. The Company and the other participants typically share in the profits from the distribution of the product in all media or markets. For films product, if the Company is a net receiver of (1) the Company’s share of the profits from the media or markets distributed by the other participants less (2) the other participants’ share of the profits from the media or markets distributed by the Company then the net amount is recorded as net sales. If the Company is a net payer then the net amount is recorded in cost of sales.

For the years ended March 31, 2012 and 2011, $242,421 and $2,478,149, respectively, were deducted from the revenue for the amount owed to other participants and $39,830 and $664,657 respectively, were recorded as revenue for amounts due from the other participants in those collaborative arrangements as at March 31, 2012.

Gross versus Net Revenue Recognition

In the normal course of business, the Company acts as or uses an intermediary or agent in executing transactions with third parties. In connection with these arrangements, the Company must determine whether to report revenue based on the gross amount billed to the ultimate customer or on the net amount received from the customer after commissions and other payments to third parties. To the extent revenues are recorded on a gross basis, any commissions or other payments to third parties are recorded as expense so that the net amount (gross revenues less expense) is reflected in Operating Income. Accordingly, the impact on Operating Income is the same whether the Company records revenue on a gross or net basis.

The determination of whether revenue should be reported gross or net is based on an assessment of whether the Company is acting as the principal or an agent in the transaction. If the Company is acting as a principal in a transaction, the Company reports revenue on a gross basis. If the Company is acting as an agent in a transaction, the Company reports revenue on a net basis. The determination of whether the Company is acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of an arrangement. The Company serves as the principal in transactions in which it has substantial risks and rewards of ownership.

Software use rights license

Software use rights licenses with finite useful lives are generally amortized on a straight-line basis, generally, over five years.

Foreign Currency Translation

The Company’s reporting currency is the United States dollar (“$”) and the accompanying consolidated financial statements have been expressed in United States dollars. The Company’s functional currency is the Japanese Yen (“¥”).  In addition, its operating subsidiaries in the United Kingdom, Singapore, and Russia maintain their books and record in their respective local currencies, the British pound (“£”), the Singapore dollar (“SG$”) and the Russian ruble (“RUB”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted.

In accordance with ASC Topic 830 “Translation of Financial Statements”, capital accounts of the consolidated financial statements are translated into United States dollars from JPY at their historical exchange rates when the capital transactions occurred.  Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the respective year.  The resulting exchange differences are recorded in the consolidated statement of operations.

	2012	2011
Year-end ¥ : $1 exchange rate	81.97	82.86
Average yearly ¥ : $1 exchange rate	78.74	85.70
Year-end £ : $1 exchange rate	0.63	0.62
Average yearly £ : $1 exchange rate	0.63	0.64
Year-end SG$ : $1 exchange rate	1.26	1.26
Average yearly SG$ : $1 exchange rate	1.25	1.33
Year-end RUB : $ exchange rate	29.41	28.46
Average yearly RUB : $ exchange rate	29.59	29.37

Comprehensive Income

T.O Entertainment, Inc.

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2012 and 2011

(Continued)

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. Comprehensive income includes net income and the foreign currency translation changes.

Share-based compensation

Share-based compensation includes stock options granted to employees and directors for services, and are accounted for under ASC Topic 718 "Compensation - Stock Compensation" (“ASC 718”), and warrants and common stock awards granted to consultants which are accounted for under ASC  Topic 505 "Equity-Based Payment to Non-employees" (“ASC 505”).

All grants of stock options/warrants to employees, directors and consultants are recognized in the financial statements based on their grant date fair values. The Company recognizes compensation expense for all stock options/warrants granted with service conditions that have a graded vesting schedule, with a corresponding charge to paid-in capital.

The fair value of stock options is estimated using the Black-Sholes model. Since there is no readily available trading price for The Company’s stock, the Company’s expected volatility assumption is based on the historical volatility of stock prices of the entertainment industry average in Japan.  The expected life assumption is primarily based on the expiration date of the option. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock option expense recognized is based on awards expected to vest, and forfeiture rate is estimated to be zero as it is customary in Japan for employees to be employed by the same company until their retirement. ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

There was no stock option based expense for the years ended March 31, 2012 and 2011.

Segment Reporting

The Company currently engages in two segments: Filmed Entertainment: consisting principally of anime and featured film production and distribution; and Publishing: consisting principally of books publishing.

The Company’s major operations are located in the Japan. The offices in Singapore and Russia are minor and immaterial in nature.

Advertising Expenses

Advertising costs are expensed as incurred under ASC Topic 720, “Advertising Costs”. Advertising expenses incurred for the years ended March 31, 2012 and 2011 were nominal.

Income Taxes

The provision for income taxes is determined in accordance with the provisions of ASC Topic 740, “Accounting for Income Taxes” (“ASC 740”).  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.  As of March 31, 2012 and 2011, the Company did not have any significant unrecognized uncertain tax positions.

T.O Entertainment, Inc.

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2012 and 2011

(Continued)

Recent Pronouncements

We have reviewed all recently issued, but no yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

NOTE 3 – CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  At March 31, 2012 and 2011 cash and cash equivalents consisted of bank deposits.

NOTE 4 - INVENTORIES

Inventories are at March 31, 2012 and 2011 are summarized as follows:

	2012	2011
Inventories	$859,478	$303,660
Less: provision for inventory written off	(9,268)	-
Inventories	$850,210	$303,660

The inventories represent the ending balance of finished goods of books and DVDs as at March 31, 2012 and 2011.

NOTE 5 – FILM COSTS

Film costs at March 31, 2012 and 2011 are summarized as follows:

	2012	2011
Film costs — Theatrical film and animation:
Released, less amortization	$886,069	$1,233,808
Completed and not released	-	324,813
In production and development	568,301	3,162,169
Television production:
Released, less amortization	1,079,684	-
In production and development	2,853,428	-
	$5,387,482	$4,720,790

*The cost of completed films amounting $1,965,753 and $1,233,808 are expected to be amortized in the next operating cycle (i.e. 12 months from the date of March 31, 2012 and 2011).

** All unamortized film cost as of March 31, 2012 and 2011 are expected to be amortized within three years from March 31, 2012 and 2011.

T.O Entertainment, Inc.

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2012 and 2011

(Continued)

NOTE 6 – PREPAID EXPENSES AND OTHER ASSETS

Other assets at March 31, 2012 and 2011 consist of the following items:

	2012	2011
Prepayment	$68,761	$58,604
Deposits	199,174	199,442
Deferred offering costs	292,107	-
Software use license	13,553	13,386
	$573,595	$271,432

Prepayment –represents the prepayment to Tokyo Credit Guarantee Association which provided guarantee to the Company for bank loans.  See Note 9.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property and equipment at March 31, 2012 and 2011 is summarized as follows:

	2012	2011
Leasehold improvement	$98,469	$97,408
Office equipment	138,655	133,409
	237,124	230,817
Accumulated depreciation	(172,504)	(133,962)
	$64,620	$96,855

The depreciation of leasehold improvement and office equipment charged for the year ended March 31, 2012 and 2011 was $48,539 and $46,477.

NOTE 8 – DEFERRED REVENUE

The deferred revenue represents the amount of money received from other participants of the films and animation in production stage. This deferred revenue will be realized when the Company fulfills its performance obligation stated in the production contracts entered into with other participant. As of March 31, 2012 and 2011, the Company recorded $ 7,861,505 and $ 6,323,030 respectively as deferred revenue.

T.O Entertainment, Inc.

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2012 and 2011

(Continued)

NOTE 9 –BANK LOANS

Bank loans are summarized as follows:

				March 31,
				2012	2011
	Interest rate	Due date
Financial institution in Japan [1]	1.600%	6/15/2012		-	3,247
Financial institution in Japan [1]	2.000%	10/31/2012		8,345	19,273
Financial institution in Japan [1]	1.975%	7/15/2013		97,600	168,959
Financial institution in Japan [1]	2.200%	3/25/2014		117,120	173,787
Financial institution in Japan [1]	1.975%	7/15/2014		284,797	402,365
Financial institution in Japan [1]	2.250%	10/10/2015		268,400	337,919
Financial institution in Japan [1]	2.150%	6/30/2015		271,206	341,963
Financial institution in Japan [1]	2.850%	3/30/2012		-	181,028
Financial institution in Japan [1]	2.200%	2/29/2016		220,820	241,371
Financial institution in Japan [2]	2.375%	12/15/2013	3	-	331,994
Financial institution in Japan [2]	1.975%	7/31/2016	3	-	202,511
Financial institution in Japan [2]	1.200%	7/31/2015		139,068	174,342
Financial institution in Japan [2]	1.975%	7/31/2015	3	-	156,891
Financial institution in Japan [2]	2.300%	3/31/2021		886,489	965,484
Financial institution in Japan [2]	2.300%	3/31/2021		55,364	60,343
Financial institution in Japan [2]	2.300%	4/28/2018		644,770	-
Financial institution in Japan [2]	2.000%	5/25/2021		902,872	-
Notes payable to banks				3,896,851	3,761,477
Less current portion				(858,953)	(965,013)
Notes payable to banks, net of current portion				$3,037,898	$2,796,464

1. Bank loans guaranteed by the Company’s Chief Executive Officer

2. Bank loans guaranteed by the Company’s Chief Executive Officer and Tokyo Credit Guarantee Association, an independent commercialized credit guarantee company.

3. The loans have been repaid during the year before the due dates.

The scheduled maturities of the Company’s bank loans are as follows:

Years ending March 31,
2013	$858,953
2014	761,524
2015	597,507
2016	438,773
2017	305,976
Thereafter	934,118
Total	$3,896,851

T.O Entertainment, Inc.

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2012 and 2011

(Continued)

NOTE 10 - CONVERTIBLE BONDS

Since inception, the Company issued two unsecured convertible bonds aggregating $506,879 (amount in original currency: ¥42,000,000) each with undetectable conversion feature in the form of a warrant due September 30, 2012 to stockholders of the company. The first and second issuance of convertible bonds bears interest at 0.3% on top of the prime lending rate for long-term credit at the first day of each interest payment period and at 3% per annum respectively.

The convertible bonds (which include principal and accrued interest thereon) are convertible to common stock at a price (the “Conversion Price”) of $732 (amount in original currency: ¥60,000 per unit) at any time during the period between November 1, 2007 and September 29, 2012, as adjusted for the exchange of shares in the merger.  The mechanism for the conversion is through a warrant.  When the holder elects to convert the bond, he receives the warrant and uses the debt as payment for the common stock.

Based on current guidance, the Company concluded that the convertible bonds were required to be accounted for as a derivative. This guidance requires the Company to bifurcate and separately account for the conversion features of the convertible notes issued as embedded derivatives.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

The Company used a Black Scholes that values the compound embedded derivatives with the following variable inputs:

	March 31, 2012	March 31, 2011
Stock price on grant date	$732 (*)	$724 (*)
Dividend yield:	0%	0%
Volatility	20%	45%
Risk free rate:	0.15%	0.79%
Expected life	0.5	1.5

(*): Amount in original currency: ¥60,000, which was based on prior issuance price of common stock.

Below is detail of the derivative liability balances as of March 31, 2012 and March 31, 2011.

	March 31, 2011	Additions	(Gain)/Loss from valuation	Foreign translation (gain)/loss	March 31, 2012
Convertible Bonds	$27,977	-	(26,329)	1,340	$2,988

NOTE 11 - SHARE BASED COMPENSATION

All shares amounts have been restated retroactively to reflect the reverse merger.

On August 29, 2005, Board of Directors passed a resolution which was approved by the Company’s stockholders to permit the grant of incentive stock options to its officers, employees, consultants and non-employee directors.  In November, 2005, 599,691 stock options were granted pursuant to the resolution. Option awards could be exercised two years after the day of allocation of the share option to eight years after that. The exercise price for this option is ¥7.25 per share ($0.09 per share at March 31, 2012). On October 25, 2006, the Company exercised a stock split of ratio 1:3 and accordingly, the number of option granted and the price was adjusted accordingly.

On October 22, 2007 the Board of Directors passed a resolution which was approved by the Company’s stockholders to grant incentive options to its officers, employees, consultants and non-employee directors. In October, 2007, 16,543,200 stock options

T.O Entertainment, Inc.

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2012 and 2011

(Continued)

were granted pursuant to the resolution. Option awards could be exercised two years after the day of allocation of the share option to eight years after that. The exercise price for this option is ¥8.70 per share ($0.11 per share at March 31, 2012).

During 2008, 516,975 of 16,543,200 stock options were automatically cancelled upon the departure of two employees who were granted with such stock options according to the stock option agreement.

On January 20, 2010 the Board of Directors passed a resolution which was approved by the Company’s shareholders in a special shareholder meeting held at the same date to grant incentive options to a business partner. In January 26, 2011, 689,300 stock options were granted pursuant to the resolution. Option awards could be exercised the following day after the date of allocation of the share option to ten years after that. The exercise price for this option is ¥8.70 per share ($0.11 per share at March 31, 2012).

On July 6, 2010, 137,860 of 16,543,200 stock options were automatically cancelled upon the departure of an employee who was granted with such stock options according to the stock option agreement.

On June 22, 2011, 1,488,888 stock options granted during the year of 2005 were exercised at price of ¥2.42 per share ($0.03 per share at June 22, 2011), On same date, 1,723,250 share options granted during the year of 2011 were exercised at price of ¥8.70 ($0.11 per share at June 22, 2011).

The fair value of stock acquisition rights granted to employees on the date of grant and used to recognize compensation were estimated using the Black-Scholes model with the following weighted-average assumptions:

Dividend yield:	0.00%
Volatility	38.4-43.14%
Risk free rate:	4.42-4.75%
Expected option life	8-10 years

There was no expense recorded for the years ended March 31, 2012 and 2011.

The following table summarizes options outstanding issued to employees at March 31, 2012:

	Options	Weighted Average Exercise Price		Weighted Average remaining contractual life (in years)	Average Intrinsic Value
Outstanding as at April 1, 2010	16,963,673	$0.09	(#)	7.3	$124,410	(*)
Granted	-	-		-	-
Exercised	-	-		-	-
Cancelled	-	-		-	-
Outstanding as at March 31, 2011	16,963,673	$0.09	(#)	6.3	$169,824	(*)
Granted	-	-		-	-
Exercised	(3,177,673)	-		-	-
Cancelled	-	-		-	-
Outstanding as at March 31, 2012	13,786,000	$0.11		5.3	16,448

(#): Weighted average exercise prices in original currency are ¥ 8.04, ¥8.04, and ¥8.56 as at April 1, 2010, March 31, 2011 and 2012, respectively.

(*): Average intrinsic values in original currency are ¥11,310,000, ¥11,310,000 and ¥1,275,000 as at April 1, 2010, March 31 2011 and 2012, respectively.

T.O Entertainment, Inc.

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2012 and 2011

(Continued)

The stock option granted to non-employees is for the services rendered or sign-up bonus to strengthen the relationship with business partners or service providers. The fair values of the vesting non-employee options were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	0.00%
Volatility	38 – 43%
Risk free rate:	4.42 – 4.75%
Expected option life	8 – 10 years

The following table summarizes options outstanding issued to non-employees at March 31, 2012:

	Options	Weighted Average Exercise Price		Weighted Average remaining contractual life (in years)	Average Intrinsic Value
Outstanding April 1, 2010	1,413,065	$0.10	(#)	8.8	$-
Exercised
Cancelled
Outstanding March 31, 2011	1,413,065	0.10	(#)	6.7	25,010
Granted
Exercised	(34,465)
Cancelled
Outstanding March 31, 2012	1,378,600	$0.10	(#)	5.7	$-

(#): Weighted average exercise price in original currency is ¥8.70 as at March 31, 2009, 2011 and 2012.

There was no stock option expense of non-employee options incurred during the year ended March 31, 2012 and 2011.

The following table summarizes all options outstanding issued to both employee and non-employees at March 31, 2012

			Options Outstanding			Options Exercisable
			Weighted			Weighted
			Average	Weighted		Average	Weighted
Range of		Number	Remaining	Average	Number	Remaining	Average
Exercise Price		Outstanding	Contractual Life	Exercise Price	Exercisable	Contractual Life	Exercise Price
$0.03	(*)	310,185	2.7	$0.03	310,185	2.7	$0.03
$0.11	(#)	14,165,115	5.7	$0.11	14,165,115	5.7	$0.11
$0.11	(#)	689,300	8.0	$0.11	689,300	8.0	$0.11

Total		15,164,600			15,164,600

(*): Weighted average exercise price in original currency is ¥1.93 as at March 31, 2012.

(#): Weighted average exercise price in original currency is ¥8.70 as at March 31, 2012.

Although the fair value of stock options is determined in accordance with ASC 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

NOTE 12 – INCOME TAX

A reconciliation between the income tax computed at the Japan statutory rate and the Company’s provision for income tax is as follows:

T.O Entertainment, Inc.

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2012 and 2011

(Continued)

	Year ended December 31,
	2012	2011
Japan Income Tax Rate.	40.86%	30%
Valuation allowance – Japan Rate	(0%)	(30%)
Republic of Singapore Income Tax Rate	17%	17%
Valuation allowance – Singapore Rate	(17%)	(17%)
United Kingdom Income Tax Rate	21%	21%
Valuation allowance – UK Rate	(21%)	(21%)
Russia Federation Income Tax Rate	20%	%
Valuation allowance – RUS Rate	(20%)	(%)
Provision for income tax	40.86%	-

Domestic and foreign components of income (loss) before income taxes and the provision for current and deferred income taxes attributable to such income are summarized as follows:

	2012	2011
Income/ (loss) before income taxes:
TOE in US	$(25,755)	$-
TOE in Japan	856,479	(1,904,710)
Singapore subsidiary	(14,317)	(63,438)
Russia subsidiary	(35,470)	-
UK subsidiary	-	(40,698)
	780,937	(2,008,846)
Income taxes — Current:
TOE in US	-	-
TOE in Japan	712,016	-
Singapore subsidiary	-	-
UK subsidiary	-	-
	712,016	-
Income (loss) after income taxes:	$1,492,953	$(2,008,846)

Summary of the Company’s net deferred tax liabilities and assets are as follows:

	2012	2011
Deferred tax assets:
Tax attribute carryforwards	$2,378,708	2,217,295
Utilization of deferred tax assets	(829,140)	-
Amortization and depreciation	7,714	161,413
Valuation allowances	(873,314)	(2,378,708)
Total	$683,968	--

The Company has recorded valuation allowances for certain tax attribute carryforwards and other deferred tax assets due to uncertainty that exists regarding future realizability. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be recognized in the consolidated statement of operations.

T.O Entertainment, Inc.

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2012 and 2011

(Continued)

The Company did not have any interest and penalty provided or recognized in the income statements for year ended March 31, 2012 and 2011 or balance sheet as of March 31, 2012 and 2011. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2008, 2009, 2010 and 2011 Japan Business Income Tax Return has been filed and subject to Japan National Tax Agency examination and the Singapore subsidiary 2008/2009, 2009,2010 and 2010/2011 Income Tax Return filing are subject to Inland Revenue Authority of Singapore examination. The United Kingdom subsidiary 2009, 2011 Corporation Tax are subject to HM Revenue & Customs examination.

As for the year ended March 31, 2011, the company has recorded deferred tax assets amounting $2,378,708 and 100% allowance was provided as the company was uncertain regarding future realizability at that time.

For the year ended March 31, 2012, the local tax authority allowed TOE Japan to utilize taxable loss carried over from previous years against this year taxable profit. As a result of this utilization, TOE Japan was not required to pay any income tax for this year taxable profit. Owing to the uncertain of future realization, the taxable benefit was limited to the year ended March 31, 2012.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

As at March 31, 2012, the Company’s commitments for minimum lease payments under the non-cancelable rental leases for office premises, warehouse, car park and director’s quarter are as follows:

2013	$610,135
2014	997,406
2015	989,786
2016	247,447
Total	$2,844,774

The company has entered into an operating lease agreement for an equipment expiring through 2016. As at the March 31, 2012, the Company’s commitments for minimum lease payments under the lease as follow:

2013	$5,502
2014	5,502
2015	5,502
2016	5,502
Total	$22,008

NOTE 14- INVESTMENT IN ANIMATED FILMS

The Company invests in co-production of animated films through co-production agreements in which it generally has less than a 50% ownership interest, and records its investment in the co-productions using the equity method of accounting for 20% to 50% ownership interest and the cost method of accounting for less than 20% ownership interest as prescribed by ASC Topic 323 “Investments – Equity Method and Joint Ventures”.

Co-production animated films that we account for using the equity method have a committee set-up which is used to co-ordinate the relationship between all participating parties.  The co-production committee agreement allocates production duties and ownership percentages among the parties. The ownership ratio of the participants in the co-production committee is also adopted as the profit or loss sharing ratio of the participants.

Costs incurred by the participants upon performance of their duties under the co-production agreement are capitalized.  The maximum cost capitalized is limited to the estimated total cost of production developed by the committee in the planning stage.  Spending by any participant in excess of its portion of the total estimated cost of production specified in the co-production agreement, is recorded as an expense and is not capitalized.

T.O Entertainment, Inc.

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2012 and 2011

(Continued)

There are no liabilities incurred by the co-production because each participant bears responsibility for its portion of the cost of production.

None of the investments have any liquidity because transfer of ownership is restricted by the co-production agreement.

The following summarizes information as to 100% of the assets of each co-production committee (“Investee”) at March 31, 2012.  As stated above, there are no liabilities at the Investee level.  Assets consist of unamortized production costs incurred.  The pro-rata share of the Company’s investment in each animated film may be different from that of the Investee, because the Investee does not report on a GAAP basis and the Company does report on a GAAP basis.

Project	TOE Percentage of Ownership	Assets/ Equity
A	20%	$707,169
C	21.31%	775,119
J	20%	158,872
K	20%	1,987,283
L	20%	-
M	22.5%	2,286,005
P	20%	2,240,284
TOTAL		$8,154,732

The following summarizes the results of operations for the Investees for the year ended March 31, 2012.  The operating expenses are borne by each individual investor.  The Investee does not have any operating expenses.

Project	Gross Revenue	Operating Expenses	Net Income
A	$448,534	-	448,534
J	2,063,632	-	2,063,632
K	406,672	-	406,672
L	707,141	-	707,141
Total	$3,625,979	-	3,625,979

Since the co-production accounting is not based on GAAP the Company makes adjustments to the amounts that are reported as its shares of net income.  The adjustments are made in order to account for the amortization of film cost as required by ASC 926 “Entertainment –Film”.

Project	Company share of net income	Adjustment to investment account	Net income from unconsolidated entities
A	$89,707	$(89,707)	-
B	-	(48,073)	(48,073)
C	-	(165,012)	(165,012)
E	-	(157,884)	(157,884)
J	412,727	(412,727)	-
K	81,334	(81,334)	-
L	141,428	(101,598)	39,830
M	-	(45,235)	(45,235)
Q	-	(12,707)	(12,707)
	$725,196	$(1,114,277)	(389,081)

T.O Entertainment, Inc.

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2012 and 2011

(Continued)

There was no revenue or expense in projects C, M and P

NOTE 15 – EARNING PER SHARE

The Company calculates earnings per share in accordance with ASC Topic 260 “Earnings Per Share”, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options, warrants and convertible note (using the if-converted method). The dilutive earnings per share was not calculated because the exercise price of the outstanding stock options and the convertible price of convertible bonds were higher than the last trading price of shares between private investors, as well as the face value of the shares of the Company as at March 31, 2012. Company recorded net loss and net deficit for the year ended March 31, 2011 and therefore the outstanding stock options, warrants and convertible note are anti-dilutive and not be calculated.

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	2012	2011
Earnings:
Profit /(Loss) for the purpose of basic earnings per share	$1,492,953	$(2,008,846)
Effect of dilutive potential common stock	-	-
Profit /(Loss) for the purpose of dilutive earnings per share	$1,492,953	$(2,008,846)

Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	31,998,247	31,680,000(*)
Effect of potential common stock issuable from:
Potential common stock from stock option which is anti-dilutive and is therefore excluded from calculation (18,376,738 in 2012 and 2011)	-	-
Potential common stock from convertible bonds which is anti-dilutive and is therefore excluded from calculation (4,135,800 in 2012 and 2011)	-	-
Weighted average number of common stock for the purpose of dilutive earnings per share	31,998,247	31,680,000(*)
Earnings per share:
Basic earnings/(loss) per share	$0.05	$(0.06)

*represents the recapitalized weighted average number of common stock

NOTE 16 - RELATED PARTY TRANSACTIONS

There was no related transaction reported for the year ended March 31, 2012.

NOTE 17 – SEGMENT REPORTING

The Company has two reportable business segments; (i) film entertainment, which consists principally of production and distribution of animated and live feature films, including distribution of such films on DVD and Blu-ray Disc, and (ii) book publishing and distribution.  The accounting policies of the segments are the same as those described in the summary of significant t accounting policies.

Operating profits for these segments excludes unallocated corporate items.  Administrative and staff and costs were commonly used

T.O Entertainment, Inc.

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2012 and 2011

(Continued)

by all business segments and was indistinguishable.

The following sets forth information about the operations of the business segments:

Revenue	2012	2011
Film entertainment	$21,988,830	$15,154,171
Book publishing and distribution	5,228,237	872,277
Total revenue	$27,217,067	$16,026,448

Gross profit
Film entertainment	$1,463,268	$677,739
Book publishing	2,903,697	6,858
Total gross profit	$4,366,965	$684,597

Other items
General and administrative expenses
Unallocated	$(2,783,621)	$(2,830,022)
(Loss)/income from unconsolidated entities
Film entertainment	$(389,081)	$240,176
Interest (expense)
Unallocated amounts	$(160,904)	$(118,420)
Other income/(expense)
Unallocated	$(252,422)	$14,823

Operating profit
Film entertainment	$1,074,187	$917,915
Book publishing	2,903,697	6,858
Unallocated amounts	(3,196,947)	(2,933,619)
Total operating profit	$780,937	$(2,008,846)

Assets of the Company are used for all business segments and a segment differentiation cannot be made.

More than 90% of the Company’s total revenue is derived from Japan and accordingly no geographic segment reporting is included.

No single customer accounts for more than ten percent (10%) of the Company’s revenues in either the year ended March 31, 2012 or 2011.

NOTE 18 – COMMON STOCK

On January 3, 2012, pursuant to the terms of the Investment Agreements, more fully described in Note 1 to these financial statements, we issued a total of 31,680,000 common shares of the Company’s common stock in exchange for all of the issued and outstanding common shares of TOE Japan.

As stated in Note 1 to these financial statements are presented as if the merger took place at the beginning of the periods presented.

T.O Entertainment, Inc.

Notes to Consolidated Financial Statements

For the Years Ended March 31, 2012 and 2011

(Continued)

NOTE 19 - SUBSEQUENT EVENT

The Company has evaluated all other subsequent events through July 5, 2012 and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A(T).    CONTROLS AND PROCEDURES.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2011, based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of March 31, 2011, the Company's internal control over financial reporting was effective.

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

There was no change in the Company's internal control over financial reporting during the year ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth, as of March 31, 2012, the names and ages of the directors and executive officers of the Registrant, the principal positions with the Registrant held by such persons and the date such persons became a director or executive officer. The executive officers are elected annually by the Board of Directors. The directors serve one year terms or until their successors are elected.

Name	Age	Position Held and Tenure
Takeichi Honda	36	Chairman of the Board and Chief Executive Officer
Yui Shibata	35	Director
Josephine Chen	26	Director/Secretary
Takashi Kurahashi	67	Treasurer
Arnold Tinter	67	Chief Financial Officer/Assistant Secretary

Biographical Information

Mr. Takeichi Honda, age 36, has been the Chairman of the Board of Directors and Chief Executive Officer since the merger on January 3, 2012.  He has been the CEO of T.O Entertainment Inc. since April 2003.  He graduated from the Waseda University of Japan. From 1998 to 2003, he worked in Kadokawa Group Publishing Co., Ltd., in the Editing Department of the monthly “Dragon Magazine”. One of the main works that he was involved in was the feature film “BLOOD THE LAST VAMPIRE”. This title was also later remade in Hong Kong. In addition, he was also one of the producers that was involved in the production of works by Mamoru Oshii. In 2001, he was transferred to the Publishing

Department and became involved in the editing of novels. Some of the main works that he was involved in are “Kisarazu Cat’s Eye” by the famous and talented director, scriptwriter and actor, Kudou Kankurou, “Juon” and “Boisu”. The horror novel, “Juon” or commonly known as “the grudge” was remade by Hollywood in 2004. It achieve a great box office of USD$187,281,115 and the series was renewed till the 3rd movie. He was also later transferred to the Movie Department and was involved in the production of “Juon 2” as a producer. He was also in charge of making the Korean Horror Movie “Phone” into the Japanese novel “Boisu”. Of the titles mentioned about, “Kisarazu Cat’s Eye” sold 300,000 copies, the “Juon” series sold 500,000 copies and “Boisu” sold 150,000 copies. We have concluded that Mr. Honda should serve as a director in light of his business and industry experience particularly in the entertainment field.

Mr. Yui Shibata, age 35 has been a member of the Board of Directors since the merger on January 3, 2012.  He has been a Director of T.O Entertainment Inc since August 2004. He graduated from Jouchi University and majored in English Studies. From 1999 to 2004, he worked in Kadokawa Group Publishing Co., Ltd. He was involved mainly in the editing of magazines, books and comics. His 5 years of experience in the Light Novel Department allows him to have an extensive network with popular authors. His networks not only give TOE Group great advantage in acquiring rights to remake the originals into TV animation and Animated Films but also ensure strong co-operating relationships with domestic partners. He is also one of the main contributing factors that enabled TO Books to acquire the distribution rights of Sorcerous Stabber Orphen whose series have an accumulated sales record of 12 million copies. Last but not least, his English skills enable him to be involved in the international co-productions of animations as one of our main producers.

We have concluded that Mr. Shibata should serve as a director in light of his business and industry experience particularly in the book publishing field.

Mr. Takashi Kurahashi, age 67, has been the Corporate Advisor of the Administration Department of T.O Entertainment Inc. since December 2006. From 2004 to 2006, he was the General Manager of the Administration Department of Orix Facilities Corporation. From 1997 to 2004, he was the Executive Vice President of Nissho Iwai Futures Corporation. From 1994 to 1997, he was the General Manager of the Accounting Department of the Nissho Iwai Corporation. From 1991 to 1994, he was the General Manager of the Accounting Department of Nissho Iwai American Corporation.

Ms. Josephine Chen, age 26, has been a member of the Board of Directors since the merger on January 3, 2012.  She has been the Representative of T.O Entertainment Singapore Pte Ltd since December 2009. She is in charge of the operation of company and the production of animation and featured films in Singapore.  From July, 2007 until December, 2009, she worked as a Marketing Executive in Japan with Matsui Mfg Co., Ltd.  She is trilingual (English, Chinese and Japanese), and was responsible for communications with the press and planning of the international marketing strategies for the company. She represented the company in trade markets and acted as the bridge of communication between branches in America, Russia, China, Taiwan, Singapore and other countries.  She graduated with a Bachelor with Merits Degree from National University of Singapore in 2007.We have concluded that Ms. Chen should serve as a director in light of her business and industry experience particularly in the marketing field.

Mr. Arnold Tinter, age 67, was appointed as Chief Financial Officer of the Registrant on January 3, 2012.  Mr. Tinter founded Corporate Finance Group, Inc., a consulting firm located in Denver, Colorado, in 1992, and is its President.  Corporate Finance Group, Inc, is involved in financial consulting in the areas of strategic planning, mergers and acquisitions and capital formation.  He provides CFO services to other public companies, including Agrisolar Solutions, Inc., a company engaged in the agricultural industry and Arvana Inc., a shell company currently seeking a merger candidate.  He has provided CFO services to Spicy Pickle Franchising, Inc., of Denver, Colorado, from 2006 to the present, where his responsibilities included oversight of all accounting functions including SEC reporting, strategic planning and capital formation.  From May 2001 to May 2003, he served as Chief Financial Officer of Bayview Technology Group, LLC, a privately held company that manufactured and distributed energy-efficient products. From May 2003 to October 2004, he served as that company’s Chief Executive Officer. Prior to 1990 Mr. Tinter was Chief Executive Officer of Source Venture Capital, a holding company with investments in the gaming, printing, and retail industries.   Mr. Tinter received a B.S. degree in Accounting in 1967 from C.W. Post College, Long Island University, and is licensed as a Certified Public Accountant in Colorado and New York.

Family Relationships

There are no family relationships between any of the current directors or officers of the Company.

Involvement in Certain Legal Proceedings

None of our officers, directors, promoters or control persons has been involved in the past five (5) years in any of the following:

1.

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.

Any conviction in a criminal proceedings or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

Being found by a court of competent jurisdiction (in a civil action), the SEC or the U.S. Commodity Futures Trading Commission to have violated a federal or state securities laws or commodities law, and the judgment has not been reversed, suspended, or vacated.

Directorships

None of the Company’s executive officers or directors is a director of any company with a class of equity securities registered pursuant to Section 12 of the Securities exchange Act of 1934 (the “Exchange Act”) or subject to the requirements of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Compliance with Section 16(a) of the Exchange Act

Not Applicable

Code of Ethics

The Company has not yet adopted a code of ethics.  The Company intends to adopt a code of ethics in the near future.

Exclusion of Director Liability

Pursuant to the Colorado Revised Statutes, our Articles of Incorporation exclude personal liability on the part of our directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any acts or omissions which involve intentional misconduct, fraud or a knowing violation of law or for improper payment of dividends. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.

ITEM 11.

EXECUTIVE COMPENSATION.

Executive Compensation

The following tables provide certain information concerning compensation earned for services rendered in all capacities by our named executive officers during the fiscal years ended March 31, 2012 and 2011:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Takeichi Honda Executive Officer and Director	2012 2011	$176,530 $152,546	- -	- -	- -	- -	- -	$16,224 $13,896	$192,754 $166,442
Yui Shibata	2012 2011	$160,020 $146,029	-	-	-	-	-	$15,715 $13,896	$175,735 $159,925
Tomoyoshi Koyama	2012 2011	$128,778 $113,927						$13,990 $12,050	$142,768 $125,977
Arnold Tinter Chief Financial Officer (2)	2012 2011	12,000 $ -							$12,000 $-

 (1)

Other compensation represents health insurance premiums and retirement contributions.

 (2)

Mr. Tinter was appointed as our chief financial officer and director in January 2012.

Compensation Pursuant to Plans

No director or executive officer has received compensation from the Company pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we eventually will compensate our officers and directors for services with stock or options to purchase stock, in lieu of cash. We currently have in place an employee stock compensation plan and compensatory stock option plan. We have no long-term incentive plans, as that term is defined in the rules and regulations of the Securities and Exchange Commission. There are no other compensatory or benefit plans, such as retirement or pension plans, in effect or anticipated to be adopted.

Employment Contracts

None of our officers or directors has entered into an employment agreement or other similar contract with the Company.

Compensation of Directors

We do not compensate our directors for attendance at meetings. We reimburse our officers and directors for reasonable expenses incurred during the course of their performance. We have no long-term incentive or medical reimbursement plans.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER S

The following table sets forth, as of March 31, 2012, certain information with respect to the common stock beneficially owned by (i) each director, nominee to the Board of Directors and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all directors and executive officers as a group:

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Takeichi Honda (1) 2-1-11-201 Nakamagome, Ohta-ku, Tokyo, Japan	18,921,150 (2)	30.69%
Common	Yui Shibata (1) 2-25-14-201 Umegaoka, Setagaya-ku, Tokyo, Japan	2,722,716 (3)	4.42%
Common	Takashi Kurahashi (1) 2-28-2-404 Utsukushigaoka, Aoba-ku Yokohama, Kanagawa, Japan	758,225 (4)	1.23%
Common	Josephine Chen (1) Blk 2 Everton Park #04-47 Singapore 081002	-	-
Common	Arnold Tinter (1) 90 Madison, Suite 701 Denver, Colorado 80204	-	-
Common	DIT No. 1 Investment Limited Partnership 1-2-9, 14F, Hibiya Central Building Nishishinbashi, Minato-ku Tokyo, Japan	13,785,900 (5)	22.36%
Common	Tokyo Small and Medium Business Investment & Consultation Shibuya 3-29-11 Shibuya-ku, Tokyo 150-0002	4,825,067 (6)	7.83%
Common	Takayaki Sudo Shyakujii West Room 205 3-20-23 Shyakujiimachi Nerimaku, Tokyo, Japan 154-0004	3,170,757	5.14%
Common	All Directors and Officers as a Group (5 in number)	22,402,091	36.40%

(1)

The named person is an officer and/or a director of the Company.

(2)

Includes 6,444,910 shares directly owned and 12,476,240 shares issuable upon the exercise of vested stock options.

(3)

Includes 2,722,716 shares issuable upon the exercise of vested stock options.

(4)

Includes 551,436 shares directly owned and 206,789 shares issuable upon the exercise of vested stock options.

(5)

Includes 8,960,835 shares directly owned and 4,825,065 shares issuable upon conversion of a convertible bond

(6)

Shares issuable upon conversion of a convertible bond.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

As of March 31, 2012, the Company has outstanding bank loans in the principal amount of $3,896,851.  All such loans have been personally guaranteed by Takeichi Honda, the Company’s CEO.

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

2.

accepts, or who has a family member who accepts, more than $120,000 per year in payments from the company or any parent or subsidiary of the company other than (a) payments from board or committee services; (b) payments arising solely from investments in the company’s securities; (c) compensation   paid to a family member who is a non-executive employee of the company’ (d) benefits under a tax qualified retirement plan or non-discretionary compensation; or (e) loans to directors and executive   officers permitted under Section 13(k) of the Exchange Act;

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

Based upon the foregoing criteria, our Board of Directors has determined that none of the directors are independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Albert Wong & Company, Certified Public Accountants, was the Company’s principal accountant for the fiscal years ended March 31, 2012 and 2011.

The fees billed for professional services rendered by our principal accountant are as follows:

Fiscal		Audit-related
Year	Audit fees	Fees	Tax fees	All other fees
3/31/2011	$124,000	-	-	-
3/31/2012	$83,000	-	-	-

Pre-Approval Policies and Procedures

The board of directors must pre-approve any use of our independent accountants for any non-audit services.  All services of our auditors are approved by our whole board and are subject to review by our whole board.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Audited Financial Statements for Fiscal Years Ended March 31, 2012 and 2011.

(b)

Exhibits

Exhibit No.	Description
2.1

Form of Investment Agreement dated January 3, 2012, by and between IBI Acquisitions, Inc, and individual shareholders of T.O. Entertainment, Inc., a Japan corporation (incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2012).

3.1	Articles of Incorporation of IBI Acquisitions, Inc. (incorporated by reference from registration statement on Form 10-12G filed with the Securities and Exchange Commission on July 21, 2008).
3.2	Bylaws of IBI Acquisitions, Inc., (incorporated by reference from registration statement on Form 10-12G filed with the Securities and Exchange Commission on July 21, 2008.
10.1

Rental Agreement dated January 30, 2009, by and between Sun Frontier Fudosan Co, Ltd., as Lessor and T.O. Entertainment, Inc., as Lessee (incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2012).

10.2

Loan Agreement dated August 13, 2010, by and between Mizuho Bank, Ltd., as Lender, T.O Entertainment, Inc., as Borrower, and Takeichi Honda, CEO, and Tokyo Credit Guarantee Association, as guarantors (incorporated by reference from Current Report on Form 8-K Amendment No 2, filed with the Securities and Exchange Commission on May 24, 2012).

10.3

Loan Agreement dated May 26, 2011, by and between Tomin Bank, as Lender, T.O Entertainment, Inc., as Borrower, and Takeichi Honda, as guarantor (incorporated by reference from Current Report on Form 8-K Amendment No 2, filed with the Securities and Exchange Commission on May 24, 2012).

17.1

Resignation Letter of Jay Lutsky as Director of IBI Acquisitions, Inc., dated January 3, 2012 (incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2012).

31.1*	Rule 15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 15d-14(a) Certification of Chief Financial Officer
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
101	SCH XBRL Schema Document.*
101	INS XBRL Instance Document*
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document.*
101	LAB XBRL Taxonomy Extension Label Linkbase Document.*
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document.*
101	DEF XBRL Taxonomy Extension Definition Linkbase Document.*

*Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T.O ENTERTAINMENT, INC.

Date: July 11, 2012	/s/ Takeichi Honda
Takeichi Honda, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Takeichi Honda	Chief Executive Officer and Director (Principal Executive Officer)	July 11, 2012
Takeichi Honda

/s/ Arnold Tinter	Chief Financial Officer (Principal Financial Officer)	July 11, 2012
Arnold Tinter

/s/ Yui Shibata	Director	July 11, 2012
Yui Shibata

/s/ Josephine Chen	Director	July 11, 2012
Josephine Chen