Form 10-Q
period 2012-06-30
T.O ENTERTAINMENT, INC.
filed 2012-08-16
CIK 1439981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[   ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to __________________

Commission File Number: 000-53213

T.O ENTERTAINMENT, INC

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

          [  ] Yes   [X] No

As of August 14, 2012, the Issuer had 33,000,000 shares of common stock issued and outstanding.

ii

PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

T.O Entertainment, Inc.
Condensed Consolidated Balance Sheets
	June 30, 2012	March 31, 2012
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$80,965	$679,541
Accounts receivable, less allowance for doubtful accounts and provision for sales returns	3,919,787	4,893,283
Other receivables	18,684	20,519
Prepaid expenses and other current assets	578,050	83,482
Inventories	1,241,209	850,210
Deferred tax assets	715,911	683,968
Consumptions tax receivable	373,319
Total Current Assets	6,927,925	7,211,003
Non-current assets:
Film costs	6,956,666	5,387,482
Investment in animation film	2,375,979	2,117,904
Property, plant and equipment	56,399	64,620
Other assets	256,871	573,595
Total non-current assets	9,645,915	8,143,601
Total assets	$16,573,840	$15,354,604

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$6,614,429	$5,072,609
Other payables and accrued expenses	1,077,528	191,858
Bank loans – Current portion	811,559	858,953
Deferred revenue	6,652,646	7,861,505
Convertible bond	450,404
Option liability	1,097
Total Current Liabilities	15,607,663	13,984,925
Non-current liabilities:
Convertible bonds	-	421,464
Option liability	-	2,988
Bank loans – non-current portion	3,179,832	3,037,898
Total non-current Liabilities	3,179,832	3,462,350
Total liabilities	18,787,495	17,447,275

Commitments and contingencies

Stockholders’ deficit:

Common stock, no par value; 100,000,000 shares authorized; 33,000,000 shares issued and outstanding at June 30, 2012 and March 31, 2012	396,000	396,000
Additional paid in capital	2,790,998	2,790,998
Accumulated deficit	(4,746,717)	(4,724,986)
Accumulated other comprehensive loss	(653,936)	(554,683)
Total stockholders’ deficit	(2,213,655)	(2,092,671)
Total liabilities and stockholders’ deficit	$16,573,840	$15,354,604
See notes to consolidated financial statements

T.O Entertainment, Inc.
Condensed Consolidated Statement of Operations
For the Three Months Ended June 30, 2012 and 2011
(Unaudited)

	2012	2011
Revenues	$6,851,834	$3,767,158
Cost of revenue	5,967,323	3,552,712
Gross profit	884,511	214,446
Selling, general and administrative expenses	882,029	637,610
Income/(Loss) from operations	2,482	(423,164)
Other income (expenses)
Interest expenses	(37,211)	(39,435)
Other income (expense)	12,998	(280)
	(24,213)	(39,715)
(Loss) from operations before income taxes	(21,731)	(462,879)
Income tax refund and refundable	-	16
Net (loss)	(21,731)	(462,863)
Other comprehensive loss:
Foreign currency translation loss	(99,253)	(66,318)
Comprehensive (loss)	$(120,984)	$(529,181)

Per share information – basic:
Weighted average shares outstanding - basic	31,998,247	31,680,000

Net (loss) per share - basic	$(0.00)	$(0.01)

See notes to consolidated financial statements

T.O Entertainment, Inc.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended June 30, 2012 and 2011
(Unaudited)

	2012	2,011
Net cash (used in) operating activities	$(386,629)	$1,536,644

Cash flows from investing activities:
Investments and acquisitions, net of cash acquired	(127,729)	(732,465)
Net cash (used in) investing activities	(127,729)	(732,465)

Cash flows from financing activities:
Proceeds from long-term bank loans	-	1,787,800
Repayments of long-term bank loans	-	(702,605)
Proceeds from short-term bank loans	126,600	176,979
Repayment of short-term bank loans	(213,372)	(431,805)
Proceeds from issuance of common stock	-	237,523
Net cash provided by financing activities	(86,772)	1,067,892

Effect of exchange rate changes on cash	2,554	(2,136)

Net (decrease) in cash and cash equivalents	(598,576)	1,869,935
Cash and cash equivalents at beginning of year	679,541	636,743
Cash and cash equivalents at end of year	$80,965	$2,506,678

Supplementary cash flow information
Income taxes paid	$-	$-
Interest paid	$(37,211)	$(39,435)

T.O Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Periods Ended June 30, 2012 and 2011

(Unaudited)

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Throughout this report, the terms “our,” “we,” “us,” and “Company” refer to T.O Entertainment, Inc., including its subsidiaries.  The accompanying unaudited financial statements of T.O Entertainment, Inc. at June 30, 2012 and 2011 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended March 31, 2012. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended June 30, 2012 and 2011 presented are not necessarily indicative of the results to be expected for the full year. The March 31, 2012 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended March 31, 2012.

T.O Entertainment, Inc. (formerly IBI Acquisitions, Inc. or “IBI”) was incorporated in the State of Colorado on May 22, 2008. The Company was formed to explore merger and acquisitions opportunities with other companies.

On January 3, 2012, pursuant to the terms of a Agreements between IBI and T.O Entertainment, Inc., Japan (“TOE Japan”) the shareholders invested 100% of the then outstanding stock in IBI by transferring ownership of such shares to IBI. IBI issued a total of 31,680,000 common shares of its common stock to the TOE Japan’s shareholders in exchange for their TOE Japan common shares.

On March 5, 2012, the Company changed the name from IBI Acquisitions, Inc. to T.O Entertainment, Inc.

The transaction was accounted for as a “reverse merger,” since the original stockholders of the TOE Japan own a majority of the outstanding shares of our common stock immediately following the completion of the transaction.  TOE Japan was the legal acquiree but deemed to be the accounting acquirer, IBI was the legal acquirer but deemed to be the accounting acquiree in the reverse merger.  The historical financial statements prior to the acquisition are those of the accounting acquirer (TOE Japan).  Historical stockholders' equity of the acquirer prior to the merger are retroactively restated (a recapitalization) for the equivalent number of shares received in the merger.  Operations prior to the merger are those of the acquirer.  After completion of the transaction, the Company’s consolidated financial statements include the assets and liabilities of the Company and its subsidiaries, the operations and cash flow of the Company and its subsidiaries

We are an entertainment company incorporated in Tokyo, Japan on April 1, 2003, whose businesses include filmed entertainment and book publishing and production which consists principally of production and distribution of animated and live feature films, including distribution of such films on DVD’s and Blue Ray Discs, and.  Book publishing consisting principally of the sale of books to which TOE has the rights to print and distribute. TOE operations are currently in Japan, Singapore, the United Kingdom and the Russia Federation.

After the reverse merger, TOE has been operating in the United States of America, Japan, Republic of Singapore, and the Russian Federation while the operations in the United Kingdom are in dormant.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The condensed consolidated financial statements have been prepared in accordance with GAAP and are expressed in United States dollars ($).  Financial statements prepared in accordance with GAAP contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.

T.O Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Periods Ended June 30, 2012 and 2011

(Unaudited)

(Continued)

As of June 30, 2012 the Company has an accumulated deficit of $4,746,717 and its current liabilities exceed its current assets by $8,679,738.  Included in non-current assets at June 30, 2012 is $6,956,666 of film costs which will be expensed against future revenues and will not require the use of cash.  Included in current liabilities at June 30, 2012 is $6,652,646 of deferred revenue, which accounted for approximately 43% of the current liabilities, and represents projects in production. The deferred revenue does not represent a cash liability.  Excluding the deferred revenue, at June 30, 2012 we would have had a working capital deficit of $2,027,092.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding which would enhance capital employed and strategic partners which would increase revenue bases or reduce production costs. Management believes that the above actions will allow the Company to continue its operations throughout the next fiscal year.

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

Foreign Currency Translation

The Company’s reporting currency is the United States dollar (“$”) and the accompanying consolidated financial statements have been expressed in United States dollars. The Company’s functional currency is the Japanese Yen (“¥”).  In addition, its operating subsidiaries in the United Kingdom and Singapore maintain their books and record in their respective local currencies, the British Pound (“£”) and the Singapore dollar (“SG$”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830 “Translation of Financial Statements” (“ASC 830”), capital accounts of the consolidated financial statements are translated into United States dollars from JPY at their historical exchange rates when the capital transactions occurred.  Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the respective year.  The resulting exchange differences are recorded in the consolidated statement of operations.

T.O Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Periods Ended June 30, 2012 and 2011

(Unaudited)

(Continued)

	As at and for the three months ended June 30, 2012	As at March 31, 2012 and for the three months ended June 30, 2011
Period-end ¥ : $1 exchange rate	78.31	81.97
Average period ¥ : $1 exchange rate	78.98	78.74
Period-end £ : $1 exchange rate	0.65	0.63
Average period £ : $1 exchange rate	0.64	0.63
Period-end SG$ : $1 exchange rate	1.28	1.26
Average period SG$ : $1 exchange rate	1.27	1.25
Period-end Rub:$1 exchange rate	30.35	29.41
Average period Rub : $1 exchange rate	36.73	29.59

Fair Value

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

The Company valued the convertible bonds using Level 3 criterion. As of June 30, 2012, the valuations resulted in a gain on derivatives of $1,908.

Fair Value of Financial Instruments with Conversion Features

In accordance with ASC Topic 815 “Derivatives and Hedging”, the conversion feature of convertible bonds are separated from the debt instrument and accounted for separately as a derivative instrument. On the date the Company’s convertible bonds are issued, the conversion feature was recorded as a liability at its fair value, and

T.O Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Periods Ended June 30, 2012 and 2011

(Unaudited)

(Continued)

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

Investments in Animations Films

Investments in animation films includes the Company’s investments in co-production animation films which are generally less than 50% owned by the Company and are produced by the other investors of the ventures. Equity method of accounting is adopted for the investments in animations films. Income from investment projects for the three months ended June 30, 2012 was $9,586.  There was no income for the three months ended June 30, 2011.

Film Costs and Revenues

Feature films typically are produced for initial exhibition in theaters, followed by distribution in the home video, electronic sell-through, video-on-demand, pay cable, basic cable and broadcast network sectors. Generally, distribution to the home video, video-on-demand, pay cable, basic cable and broadcast network sectors each commence within a range of approximately one to five years of initial theatrical release. Theatrical revenues are recognized as the films are exhibited. Revenues from home video sales are recognized at the later of the delivery date or the date that video units are made widely available for sale or rental by retailers based on gross sales less a provision for estimated returns.  A warranty period for six months are usually provided by the Company on the film produced or arranged by the Company.  Based on management’s past experience, no report of defects or claim for compensation

Upfront or guaranteed payments for the licensing of intellectual property are recognized as revenue when (i) an arrangement has been signed with a customer, (ii) the customer’s right to use or otherwise exploit the intellectual property has commenced and there is no requirement for significant continued performance by the Company, (iii) licensing fees are either fixed or determinable and (iv) collectability of the fees is reasonably assured. In the event any significant continued performance is required in these arrangements, revenue is recognized when the related services are performed.

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

T.O Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Periods Ended June 30, 2012 and 2011

(Unaudited)

(Continued)

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

The Company typically records an asset for only the portion of the film it owns and finances. The Company and the other participants typically distribute the product in different media or markets. Revenues earned and expenses incurred for the media or markets in which the Company distributes the product are typically recorded on a gross basis. The Company typically does not record revenues earned and expenses incurred when the other participants distribute the product. The Company and the other participants typically share in the profits from the distribution of the product in all media or markets. For films product, if the Company is a net receiver of (1) the Company’s share of the profits from the media or markets distributed by the other participants less (2) the other participants’ share of the profits from the media or markets distributed by the Company then the net amount is recorded as net sales. If the Company is a net payer then the net amount is recorded in cost of sales.

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

NOTE 3 - INVENTORIES

Inventories are valued at cost, not in excess of market, cost being determined on the “First-in-first-out” basis. Inventories are at June 30, 2012 and March 31, 2012are summarized as follows:

	June 30	March 31
Inventories	$1,239,723		$859,478
Inventories Singapore	1,486	-	-
Less: provision for inventory written off	-		(9,268)
Inventories	$1,241,209		$850,210

T.O Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Periods Ended June 30, 2012 and 2011

(Unaudited)

(Continued)

The inventories represent the ending balance of finished goods of books and DVDs as at June 30, 2012 and March 31, 2012.

NOTE 4 – FILM COSTS

Film costs at June 30, 2012 and March 31, 2012 are summarized as follows:

	June 30	March 31
Film costs — Theatrical film and animation:
Released, less amortization	$1,130,890	$886,069
Completed and not released	1,305,517	-
In production and development	487,286	568,301
Television production:
Released, less amortization	799,006	1,079,684
In production and development	3,233,967	2,853,428
	$$6,956,666	$5,387,482

*The cost of completed films amounting $1,929,896 and $1,965,753 are expected to be amortized in the next operating cycle (i.e. 12 months from the date of June 30, 2012 and March 31, 2012).

** All unamortized film cost as of June 30, 2012 and March 31, 2012 are expected to be amortized within three years from June 30, 2012 and March 31, 2012.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property and equipment at June 30, 2012 and March 31, 2012 is summarized as follows:

	June 30	March 31
Leasehold improvement	$103,069	$98,469
Office equipment	144,847	138,655
	247,916	237,124
Accumulated depreciation	(191,517)	(172,504)
	$56,399	$64,620

The depreciation of leasehold improvement and office equipment charged for the three month periods ended June 31, 2012 and 2011 was $11,084 and $10,898.

NOTE 6 – DEFERRED REVENUE

The deferred revenue represents the amount of money received from other participants of the films and animation in production stage. This deferred revenue will be realized when the Company fulfills its performance obligation stated in the production contracts entered into with other participant. As of June 30, 2012 and March 31, 2012, the Company had a balance of $ 6,652,646 and $7,861,505 respectively as deferred revenue.

T.O Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Periods Ended June 30, 2012 and 2011

(Unaudited)

(Continued)

NOTE 7 –BANK LOANS

Bank loans are summarized as follows:

			June 30	March 31
	Interest rate	Due date
Financial institution in Japan [1]	2.000%	10/31/2012	5,555	$8,345
Financial institution in Japan [1]	1.975%	7/15/2013	83,005	97,600
Financial institution in Japan [1]	2.200%	3/25/2014	266,191	117,120
Financial institution in Japan [1]	1.975%	7/15/2014	902,354	284,797
Financial institution in Japan [1]	2.250%	10/10/2015	56,341	268,400
Financial institution in Japan [1]	2.150%	6/30/2015	647,503	271,206
Financial institution in Japan [1]	2.200%	2/29/2016	107,268	220,820
Financial institution in Japan [2]	1.200%	7/31/2015	261,785	139,068
Financial institution in Japan [2]	2.300%	3/31/2021	262,615	886,489
Financial institution in Japan [2]	2.300%	3/31/2021	216,579	55,364
Financial institution in Japan [2]	2.300%	4/28/2018	134,953	644,770
Financial institution in Japan [2]	2.000%	5/25/2021	919,542	902,872
Financial institution in Japan [2]	4.175%	11/30/2012	127,700
Notes payable to banks			3,991,391	3,896,851
Less current portion			(811,559)	(858,953)
Long term loan payable			$3,179,832	$3,037,898

1. Bank loans guaranteed by the Company’s Chief Executive Officer

2. Bank loans guaranteed by the Company’s Chief Executive Officer and Tokyo Credit Guarantee Association, an independent commercialized credit guarantee company.

The scheduled maturities of the Company’s bank loans are as follows:

12 Months ending June 30,
2013	$811,559
2014	797,103
2015	625,424
2016	459,273
2017	320,271
Thereafter	977,761
Total	$3,991,391

NOTE 8 - CONVERTIBLE BONDS

The Company previously issued an unsecured convertible bond aggregating $506,879 (amount in original currency: ¥42,000,000) with an undetectable conversion feature in the form of a warrant due September 30, 2012 to stockholders of the company. The convertible bond bears interest at 3% per annum.

The convertible bond (which includes principal and accrued interest thereon) is convertible to common stock at a price (the “Conversion Price”) of $766 (amount in original currency: ¥60,000 per unit) at any time until September 29, 2012, as adjusted for the exchange of shares in the merger. The mechanism for the conversion is through a warrant.  When the holder elects to convert the bond, he receives the warrant and uses the debt as payment for the common stock.  No cash is paid upon conversion.

Based on current guidance, the Company concluded that the convertible bond was required to be accounted for as a

T.O Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Periods Ended June 30, 2012 and 2011

(Unaudited)

(Continued)

derivative. This guidance requires the Company to bifurcate and separately account for the conversion features of the convertible notes issued as embedded derivatives.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

The Company used a Black Scholes that values the compound embedded derivatives with the following variable inputs:

	June 30, 2012	March 31, 2012
Stock price on grant date:	＄766 (*)	$732 (*)
Dividend yield:	0%	0%
Volatility:	32.87%	20%
Risk free rate:	0.03%	0.15%
Expected life:	0.25	0.5

(*): Amount in original currency: ¥60,000, which was based on prior issuance price of common stock.

The following is detail of the derivative liability balances as of June 30, 2012:

	March 31, 2012	Additions	(Gain)/Loss from valuation	Foreign translation (gain)/loss	June 30, 2012
Convertible Bonds	$ 2,988	-	(1,908)	17	$1,097

NOTE 9 - SHARE BASED COMPENSATION

All shares amounts have been restated retroactively to reflect the reverse merger.

On August 29, 2005, Board of Directors passed a resolution which was approved by the Company’s stockholders to permit the grant of incentive stock options to its officers, employees, consultants and non-employee directors.  In November, 2005, 599,691 stock options were granted pursuant to the resolution. Option awards could be exercised two years after the day of allocation of the share option to eight years after that. The exercise price for this option is ¥7.25 per share ($0.12 per share at June 30, 2012). On October 25, 2006, the Company exercised a stock split of ratio 1:3 and accordingly, the number of option granted and the price was adjusted accordingly.

On October 22, 2007 the Board of Directors passed a resolution which was approved by the Company’s stockholders to grant incentive options to its officers, employees, consultants and non-employee directors. In October, 2007, 16,543,200 stock options were granted pursuant to the resolution. Option awards could be exercised two years after the day of allocation of the share option to eight years after that. The exercise price for this option is ¥8.70 per share ($0.12 per share at June 30, 2012).

During 2008, 516,975 of 16,543,200 stock options were automatically cancelled upon the departure of two employees who were granted with such stock options according to the stock option agreement.

On January 20, 2010 the Board of Directors passed a resolution which was approved by the Company’s shareholders in a special shareholder meeting held at the same date to grant incentive options to a business partner. In January 26, 2011, 689,300 stock options were granted pursuant to the resolution. Option awards could be exercised the following day after the date of allocation of the share option to ten years after that. The exercise price for this option is ¥8.70 per share ($0.12 per share at June 30, 2012).

On July 6, 2010, 137,860 of 16,543,200 stock options were automatically cancelled upon the departure of an

T.O Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Periods Ended June 30, 2012 and 2011

(Unaudited)

(Continued)

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

The fair value of stock acquisition rights granted to employees on the date of grant and used to recognize compensation were estimated using the Black-Scholes model with the following weighted-average assumptions:

Dividend yield	0.00%
Volatility	38.4-43.14%
Risk free rate	4.42-4.75%
Expected option life	8-10 years

There was no expense recorded for the three month periods ended June 30, 2012 and 2011.

The following table summarizes options outstanding issued to employees at June 30, 2012.  There were no options granted exercised or cancelled during the three months ended June 30, 2012.

	Options	Weighted Average Exercise Price	Weighted Average remaining contractual life (in years)	Average Intrinsic Value
Outstanding as at June 30, 2012	13,786,000	$0.11	5.05	$16,448	(*)

(#): Weighted average exercise prices in original currency are ¥8.61 as at June 30, 2012.

(*): Average intrinsic values in original currency are ¥1,299,000 as at June 30, 2012.

The stock option granted to non-employees is for the services rendered or sign-up bonus to strengthen the relationship with business partners or service providers. The fair values of the vesting non-employee options were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield	0.00%
Volatility	38.4-43.14%
Risk free rate	4.42-4.75%
Expected option life	8-10 years

The following table summarizes options outstanding issued to non-employees at June 30, 2012. There were no options granted exercised or cancelled during the three months ended June 30, 2012.

	Options	Weighted Average Exercise Price		Weighted Average remaining contractual life (in years)	Average Intrinsic Value
Outstanding June 30, 2012	1,378,600	$0.10	(#)	5.45	$25,010-

(#): Weighted average exercise price in original currency is ¥7.90 as at June 30, 2012.

There was no stock option expense of non-employee options incurred during the three months ended Jun e 30, 2012 and 2011.

T.O Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Periods Ended June 30, 2012 and 2011

(Unaudited)

(Continued)

The following table summarizes all options outstanding issued to both employee and non-employees at June 30, 2012:

			Options Outstanding			Options Exercisable
			Weighted			Weighted
			Average	Weighted		Average	Weighted
Range of			Remaining	Average		Remaining	Average
Exercise Price		Number Outstanding	Contractual Life	Exercise Price	Number Exercisable	Contractual Life	Exercise Price
$0.03	(*)	310,185	2.7	$0.03	310,185	2.7	$0.03
$0.11	(#)	14,165,115	5.7	$0.11	14,165,115	5.7	$0.11
$0.11	(#)	689,300	8.0	$0.11	689,300	8.0	$0.11
Total		15,164,600			15,164,600

(*): Weighted average exercise price in original currency is ¥2.37 as at June 30, 2012.

(#): Weighted average exercise price in original currency is ¥8.69 as at June30, 2012.

Although the fair value of stock options is determined in accordance with ASC 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

NOTE 10–INCOME TAXES

We account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”).  We have determined an estimated annual effective tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate.  As of June 30, 2012, the estimated effective tax rate for the year will be 40.86%

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2008 through the current period.  Our policy is to account for income tax related interest and penalties in income tax expense in the statement of operations.  There have been no income tax related interest or penalties assessed or recorded.

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

NOTE 11- INVESTMENT IN ANIMATED FILMS

The Company invests in co-production of animated films through co-production agreements in which it generally has less than a 50% ownership interest, and records its investment in the co-productions using the equity method of accounting for projects in which it has a 20% to 50% ownership interest, and the cost method of accounting for projects in which it has an ownership interest of less than 20%, prescribed by ASC Topic 323 “Investments – Equity Method and Joint Ventures”.

T.O Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Periods Ended June 30, 2012 and 2011

(Unaudited)

(Continued)

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

The following summarizes information as to 100% of the assets of each co-production committee (“Investee”) at June 30, 2012.  As stated above, there are no liabilities at the Investee level.  Assets consist of unamortized production costs incurred.  The pro-rata share of the Company’s investment in each animated film may be different from that of the Investee, because the Investee does not report on a GAAP basis and the Company does report on a GAAP basis.

A	20%	$651,080
C	21.31%	756,197
J	20%	-
K	20%	1,050,302
L	20%	-
M	22.50%	2,230,200
P	20%	2,185,596
R	20%	1,721,591
S	25%	571,936
TOTAL		$9,166,902

The following summarizes the results of operations for the Investees for the three months ended June 30, 2012.  The operating expenses are borne by each individual investor.  The Investee does not have any operating expenses.

Project	Gross		Operating Expenses	Net Income
	Revenue
A	$38,825		$-	$38,825
J	202,923		-	202,923
K	888,468		-	888,468
Total	$1,130,216	$		$1,130,216

Since the co-production accounting is not based on GAAP the Company makes adjustments to the amounts that are reported as its shares of net income.  The adjustments are made in order to account for the amortization of film cost

T.O Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Periods Ended June 30, 2012 and 2011

(Unaudited)

(Continued)

as required by ASC 926 “Entertainment –Film”.

Project	Company share of net income	Adjustment to investment account	Net income from unconsolidated entities
A	$7,765	$7,765	$-
J	40,585	30,999	9,586
K	177,694	177,694	-
	$226,044	$216,458	$9,586

NOTE 12 – EARNING PER SHARE

The Company calculates earnings per share in accordance with ASC Topic 260 “Earnings Per Share”, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options, warrants and convertible note (using the if-converted method). The dilutive earnings per share was not calculated because the exercise price of the outstanding stock options and the convertible price of convertible bonds were higher than the last trading price of shares between private investors, as well as the face value of the shares of the Company as at June 30, 2012 and 2011.

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	2012	2011
Earnings:
Profit /(Loss) for the purpose of basic earnings per share	$(21,731)	$(462,863)
Effect of dilutive potential common stock	-	-
Profit /(Loss) for the purpose of dilutive earnings per share	$(21,731)	$(462,863)

Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	31,998,427	31,680,000
Effect of potential common stock issuable from:
Potential common stock from stock option which is anti-dilutive and is therefore excluded from calculation (18,376,738 in 2012 and 2011))	-	-
Potential common stock from convertible bonds which is anti-dilutive and is therefore excluded from calculation (4,135,800 in 2012 and 2011)	-	-
Weighted average number of common stock for the purpose of dilutive earnings per share	31,998,427	31,680,000
Earnings per share:
Basic earnings/(loss) per share	$0.00	$(0.01)

*represents the recapitalized weighted average number of common stock

T.O Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Periods Ended June 30, 2012 and 2011

(Unaudited)

(Continued)

NOTE 13 - RELATED PARTY TRANSACTIONS

There was no related transaction reported for the three months ended June 30, 2012 and 2011.

NOTE 14 – SEGMENT REPORTING

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

Operating profits for these segments excludes unallocated corporate items.  Administrative and staff and costs were commonly used by all business segments and was indistinguishable.

The following sets forth information about the operations of the business segments:

Assets of the Company are used for all business segments and a segment differentiation cannot be made.

Revenue	2012	2,011
Film entertainment	$5,689,527	$3,576,604
Book publishing and distribution	1,162,307	190,554
Total revenue	$6,851,834	$3,767,158

Gross profit
Film entertainment	$349,284	$153,116
Book publishing	535,227	61,329
Total gross profit	$884,511	$214,445

Other items
General and administrative expenses
Unallocated	$(882,029)	$(637,610)
(Loss)/income from unconsolidated entities
Film entertainment	$9,586	$-
Interest (expense)
Unallocated amounts	$(37,211)	$(39,435)
Other income/(expense)
Unallocated	$3,412	$(279)

Operating loss
Film entertainment	$256,784	$153,116
Book publishing	627,727	61,329
Unallocated amounts	(906,242)	(677,324)
Total operating loss	$(21,731)	$(462,879)

Assets of the Company are used for all business segments and a segment differentiation cannot be made.

More than 90% of the Company’s total revenue is derived from Japan and accordingly no geographic segment reporting is included.

No single customer accounts for more than ten percent (10%) of the Company’s revenues in either the three months

T.O Entertainment, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Periods Ended June 30, 2012 and 2011

(Unaudited)

(Continued)

ended June 30, 2012 or 2011.

NOTE 15 - SUBSEQUENT EVENT

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

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

In the book publishing sector, our revenues are derived from the sale of books we publish to publication wholesalers and in some instances also from sales directly to retailers when such sales will not compete with the distributor.  Our profitability in this portion of our business is based on our ability to control the cost of production through careful selection of the printers and publication wholesalers for each book published.

Critical Accounting Policies

Basis of presentation

The condensed consolidated financial statements have been prepared in accordance with GAAP and are expressed in United States dollars ($).  Financial statements prepared in accordance with GAAP contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.

As of June 30, 2012 we have an accumulated deficit of $4,746,717, and our current liabilities exceed our current assets by $8,679,738.  Included in non-current assets at June 30, 2012 is $6,956,666 of film costs which will be expensed against future revenues and will not require the use of cash.  Included in current liabilities at June 30, 2012 is $6,652,646 of deferred revenue, which accounted for approximately 43% of the current liabilities, and represents projects in production. The deferred revenue does not represent a cash liability.  Excluding the deferred revenue, at June 30, 2012 we would have had working capital deficit of $2,027,092.

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

Management has taken the steps which it believes are sufficient to revise our operating and financial requirements and provide us with the ability to continue as a going concern.  We are actively pursuing additional funding which would enhance capital employed and strategic partners which would increase revenue bases or reduce production costs. Management believes that the above actions will allow us to continue our operations throughout the remainder of the current fiscal year.

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

Foreign Currency Translation

The Company’s reporting currency is the United States dollar (“$”) and the accompanying consolidated financial statements have been expressed in United States dollars. The Company’s functional currency is the Japanese Yen (“¥”).  In addition, its operating subsidiaries in the United Kingdom and Singapore maintain their books and record in their respective local currencies, the British Pound (“£”) and the Singapore dollar (“SG$”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted.

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

	As at and for the three months ended June 30, 2012	As at March 31, 2012 and for the three months ended June 30, 2011
Period-end ¥ : $1 exchange rate	78.31	81.97
Average period ¥ : $1 exchange rate	78.98	78.74
Period-end £ : $1 exchange rate	0.65	0.63
Average period £ : $1 exchange rate	0.64	0.63
Period-end SG$ : $1 exchange rate	1.28	1.26
Average period SG$ : $1 exchange rate	1.27	1.25
Period-end Rub:$1 exchange rate	30.35	29.41
Average period Rub : $1 exchange rate	36.73	29.59

Fair Value

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

The Company valued the convertible bonds using Level 3 criterion. As of June 30, 2012, the valuations resulted in a gain on derivatives of $1,908.

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

Investments in Animations Films

Investments in animation films includes the Company’s investments in co-production animation films which are projects in which we generally have less than 50% ownership, and which are produced by the other investors in the projects.  Equity method of accounting is adopted for the Company’s investments in animations film projects in which it has an interest of between 20% and 50%.   Income from investment projects for the three months ended June 30, 2012 was $9,586.  There was no income for the three months ended June 30, 2011.

Film Costs and Revenues

Feature films typically are produced for initial exhibition in theaters, followed by distribution in the home video,

electronic sell-through, video-on-demand, pay cable, basic cable and broadcast network sectors. Generally, distribution to the home video, video-on-demand, pay cable, basic cable and broadcast network sectors each commence within a range of approximately one to five years of initial theatrical release. Theatrical revenues are recognized as the films are exhibited. Revenues from home video sales are recognized at the later of the delivery date or the date that video units are made widely available for sale or rental by retailers based on gross sales less a provision for estimated returns.  A warranty period for six months are usually provided by the Company on the film produced or arranged by the Company.  Based on management’s past experience, no report of defects or claim for compensation

Upfront or guaranteed payments for the licensing of intellectual property are recognized as revenue when (i) an arrangement has been signed with a customer, (ii) the customer’s right to use or otherwise exploit the intellectual property has commenced and there is no requirement for significant continued performance by the Company, (iii) licensing fees are either fixed or determinable and (iv) collectability of the fees is reasonably assured. In the event any significant continued performance is required in these arrangements, revenue is recognized when the related services are performed.

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

The Company typically records an asset for only the portion of the film it owns and finances. The Company and the other participants typically distribute the product in different media or markets. Revenues earned and expenses incurred for the media or markets in which the Company distributes the product are typically recorded on a gross basis. The Company typically does not record revenues earned and expenses incurred when the other participants distribute the product. The Company and the other participants typically share in the profits from the distribution of the product in all media or markets. For films product, if the Company is a net receiver of (1) the Company’s share of the profits from the media or markets distributed by the other participants less (2) the other participants’ share of the profits from the media or markets distributed by the Company then the net amount is recorded as net sales. If the Company is a net payer then the net amount is recorded in cost of sales.

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

Results of Operations

Our revenue for the three months ended June 30, 2012 and 2011 was $6,851,834 and$3,767,158, respectively.  Our net (loss) for the three months ended June 30, 2012 and 2011 was $(21,731) and $(462,863), respectively.  Our comprehensive (loss) for the three months ended June 30, 2012 and 2011 was $(120,984) and $(529,181), respectively.  Through June, 2012 our cumulative net losses and cumulative comprehensive loss were $(4,746,717) and $(653,936), respectively.

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011

(References to 2012 and 2011 are to the three months ended June 30, 2012 and 2011 respectively, unless otherwise specified.)

Total Revenue increased $3,084,676 (81.86%) from $3,767,158 for 2011 to $6,851,834 for 2012.  Revenue from film entertainment increased $2,112,923 (59.08%) from $3,576,604 for 2011 to $5,689,527 for 2012.  Revenue from book publishing and distribution increased $971,753 (509%) from $190,554 for 2011 to $1,162,307 for 2012.

The increase in revenue is due to an increased number of projects during 2012 as compared to 2011.  In 2012 we participated in 2 more film project, the distribution of 1 more DVDs and 11 more book titles than we did in 2011.  We feel that not only has the quantitative value of our revenue increased but the qualitative value has also increased.  Our efforts in DVD were not only in the number of productions but also in the international geographic distribution of them.

During the three months ended June 30, 2012, our book division released a total of 15 books.   Sales from new releases totaled $1,067,826 during the period, and total revenue from book sales was $1,162,307 for the period.

We anticipate that our growth will continue as we participate in more and larger projects in the next three months in both the film entertainment segment and the book publishing segment.

Cost of revenue increased $2,414,611 (67.97%) from $3,552,712 in 2011 to $5,967,323 in 2012.  In terms of percentage of revenue, cost of revenue was 87.09% in 2012 as compared to 94.31% in 2011.

Cost of revenue for our film entertainment segment was approximately 93.86% for 2012 as compared to 95.71%

 in 2011.

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

Our estimates of ultimate revenue were higher in 2012 than in 2011.  This resulted in a lower cost of revenue.

Cost of revenue for our book publishing segment was approximately 53.95% in 2012 as compared to 67.82% in 2011.  The significant decrease in cost of revenue is attributable to greater reader acceptance of titles published in 2012.

Total gross profit increased $670,065 (312%) from $214,446 in 2011 to $884,511 in 2012.  In terms of percentage of revenue, the gross profit percentage increased to 12.91% for 2012 as compared to 5.69% for 2011.

Selling, general and administrative expenses increased $244,419 (38.33%) from $637,610 for 2011 to $882,029 for 2012.  The increase is generally due to an increase in the number of projects and releases we made in 2012 as compared 2011.

The following is a summary of selling general and administrative expenses for the three months ended June, 2012 and 2011.

	2012	2011	Difference
Personnel costs	$440,795	$293,617	$147,178
Director fees	116,599	110,373	6,226
Rental	105,018	104,852	166
Professional fees	47,000	2,512	44,488
Travel and entertainment	43,979	38,240	5,739
Other	117,650	77,118	40,531
Depreciation and amortization	10,988	10,898	90
	$882,029	$637,610	$244,418

Our most significant cost is personnel costs which include salaries, benefits and payroll taxes.  These costs increased $147,178 (50.13%) from $293,617 in 2011 to $440,795 in 2012.  We had an average of 27 employees for the three months ended June 30, 2011 and an average of 34 for the three months ended June 30, 2012.   The increase in number of employees is due to our increasing activity and having more projects in production during 2012 than 2011.  We anticipate that personnel costs will continue to rise in future periods as it becomes necessary to increase our staff in order to continue to increase the number of projects which we simultaneously have in process.

Director fees increased $6,226 (5.64%) from $110,373 in 2011 to $116,599 in 2012.  The change is not significant.

Rental expenses remained fairly consistent for 2011 and 2102.  We required additional space in future periods and expect that our rent expense will increase.

Legal and professional fees increased $44,488 (1771%) from $2,512 in 2011 to $47,000 in 2012 as a result of the merger which took place in 2012

.

Travel and entertainment increased $5,739 (15.01%) from $38,240 in 2011 to $43,979 in 2012. The increase directly relates to the increase in activity and the number of projects and the travel cost associated with it.

Other expenses include items such as office expenses, software related costs, telephone and a variety of other miscellaneous costs.  Included in other cost were the costs of opening an office in Okinawa, Japan.  Other than opening the office which was approximately $20,000, none of these cost individually increased or decreased significantly.

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

Our income (loss) from operations increased $425,646 (101%) from a loss of $(423,164) in 2011 to income of $2,482 in 2012.

Other income (expense) increased $15,502 (39.03%) from expense of $39,715 in 2011 to expense of $24,213 in 2012.  Included in 2012 was $9,586 of income from unconsolidated entities.  There was no income from this source in 2011.

The net (loss) decreased $441,132 (95.31%) from $(462,863) in 2011 to income of $21,731 in 2012.

Liquidity and Capital Resources

At June 30, 2012, we had a working capital deficit of $8,679,738, as compared to a working capital deficit of $6,773,922 at March 31, 2012. Of the working capital deficit at June 30, 2012, $6,652,646 was in deferred revenue and does not represent a cash liability.  This amount will be included in future revenue.  In addition, $6,956,666 was in film costs and this asset will not result in our receipt of cash.  This amount will be used as a cost of revenue in the future.  Excluding the amounts for deferred revenue, we would have had working capital deficit of $2,027,092 at June 30, 2012.

During the three months ended June 30, 2012, operating activities used cash of $386,629, and for the three months ended June 30, 2011, we provided cash from operations of $1,536,644.

During the three months ended June 30, 2012, investing activities used $127,729 of cash and for the three months ended June 30, 2011, investing activities used $732,465 of cash.

During the three months ended June 30, 2012, financing activities used $86,772 of cash and for the three months ended June 30, 2011, financing activities provided $1,067,892 of cash.  For the three months ended June 30, 2012 new bank borrowings, both short and long term, of $126,600, were offset by repayments of $213,372 as compared to borrowings of $1,964,779 and repayments of $1,134,410 for the three months ended June 30, 2011.

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

In addition to the bank financing, in prior years we issued convertible bonds, to a shareholder of ours, in the original amount of ¥84,000,000 (approximately US$1,103,758).  The bonds bear interest at a fluctuating rate of interest equal to the prime lending rate for long-term credit established by Mizuho Corp bank as of the first day of each interest payment period plus 0.3%, based on prime rate. Interest is due and payable semi-annually and the bonds are due and payable in full on September 30, 2012.  At any time prior to redemption, the bonds are convertible by the holder into shares of common stock of the Company at a conversion price of approximately US$0.105 per share.  If we do not have sufficient cash to repay the obligation and the holder does not convert, there can be no assurances that we will be able to renegotiate the terms of the bonds.

Summary

Generally speaking, the production of video footage such as animation and movies takes about 2 years from planning to being screened to the public.  We are currently involved in more projects than previous years.  We started a number of projects in the three months ended June 30, 2012 and will continue to see the results in future periods.  As of June 30, 2012 a total of $6,956,666 in costs has been capitalized as film costs which will be offset against future revenue. We also have deferred revenue of $6,652,646 which will result in revenue in future periods.

In addition, we have increased the number of DVD’s produced and the number of books produced.

In the entertainment industry, financial success is based upon audience acceptance of the products produced.  Although we are selective in our choice of projects, there can be no guarantee that our productions will be widely received.

In order to minimize our risk of acceptance by audiences, we plan to do sequels of titles that have previously done well and also to prepare new titles with the same production team that produced the hits. Our main target group, the “Otaku”, are known for their tendency in purchasing of related products.

Off-Balance Sheet Arrangements

At June 30, 2012, we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

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

As of the end of the period covered by this report, The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3)

and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based on that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of June 30, 2012 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the three months ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable

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

T.O ENTERTAINMENT, INC

By:  /S/ Takeichi Honda

Takeichi Honda, Chief Executive Officer

Date:  August 16, 2012

By: /S/ Arnold Tinter

Arnold Tinter, Principal Financial Officer

Date:  August 16, 2012