Form 10-Q
period 2012-09-30
T.O ENTERTAINMENT, INC.
filed 2013-02-07
CIK 1439981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[   ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [ ] Yes    [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

          [  ] Yes   [X] No

As of January 31, 2013, the Registrant had 33,000,000 shares of common stock issued and outstanding.

ii

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

T.O Entertainment, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2012	March 31, 2012
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$183,678	$679,541
Accounts receivable, less allowance for doubtful accounts and provision for sales returns	3,226,914	4,893,283
Other receivables	126,747	20,519
Inventories	1,052,658	850,210
Prepaid expenses and other current assets	453,608	83,482
Deferred tax assets	-	683,968
Total Current Assets	5,043,605	7,211,003
Non-current assets:
Film costs	4,264,962	5,387,482
Investment in animation film	2,048,800	2,117,904
Property, plant and equipment	46,052	64,620
Other assets	364,238	573,595
Total non-current assets	6,724,052	8,143,601
Total assets	$11,767,657	$15,354,604

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$6,684,198	$5,072,609
Other payables and accrued expenses	640,831	191,858
Bank loans – current portion	242,158	858,953
Deferred revenue	3,821,529	7,861,505
Bond payable (previously convertible)	466,560	-
Total Current Liabilities	11,855,276	13,984,925
Non-current liabilities:
Bank loans – non-current portion	4,050,583	3,037,898
Convertible bonds	-	421,464
Option liability	-	2,988
Total non-current Liabilities	4,050,583	3,462,350
Total liabilities	15,905,859	17,447,275

Commitments and contingencies

Stockholders’ deficit:
Common stock, no par value; 100,000,000 shares authorized; 33,000,000 shares issued and outstanding at September 30, 2012 and March 31, 2012	396,000	396,000
Additional paid in capital	2,790,998	2,790,998
Accumulated deficit	(6,617,036)	(4,724,986)

Accumulated other comprehensive loss	(708,164)	(554,683)
Total stockholders’ deficit	(4,138,202)	(2,092,671)
Total liabilities and stockholders’ deficit	$11,767,657	$15,354,604
See notes to consolidated financial statements

T.O Entertainment, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the six months ended September 30,		For the three months ended September 30,
	2012	2011	2012	2011
Revenues	$10,110,803	$10,763,832	$3,258,969	$6,996,674
Cost of revenue	9,219,487	8,287,350	3,252,164	4,734,638
Gross profit	891,316	2,476,482	6,805	2,262,036

Selling, general and administrative expenses	1,502,989	1,284,306	631,978	657,594
Depreciation and amortization	21,873	23,288	10,855	12,390
	1,524,862	1,307,594	642,833	669,984

Income/(Loss) from operations	(633,546)	1,168,888	(636,028)	1,592,052

Other income (expenses)
(Loss) /Income from unconsolidated entities	(455,478)	-	(465,064)	-
Interest expenses	(86,249)	(87,942)	(49,038)	(48,507)
Gain on derivative	3,086	-	3,086	-
Other income	6,713	13,096	3,301	13,376
	(531,928)	(74,846)	(507,715)	(35,131)

Income/(Loss) from operations before income taxes	(1,165,474)	-	(1,143,743)	1,556,921

Income taxes	726,576	-	726,576	-

Net income /(loss)	(1,892,050)	1,094,042	(1,870,319)	1,556,921

Other comprehensive loss:
Foreign currency translation loss	(153,481)	(277,135)	(54,228)	(210,817)

Comprehensive gain/(loss)	$(2,045,531)	$816,907	$(1,924,547)	1,346,104

Per share information – basic:
Weighted average shares outstanding - basic	33,000,000	31,680,000	33,000,000	31,680,000

Net earnings/(loss) per share – basic	$(0.06)	$0.03	$(0.06)	0.05

See notes to consolidated financial statements

T.O Entertainment, Inc.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended September 30, 2012 and 2011
(Unaudited)

	2012	2,011
Net cash (used in) operating activities	$(325,682)	$2,056,982

Cash flows from investing activities:
Purchase of plant and equipment	23,187	-
Investments and acquisitions, net of cash acquired	(320,712)	(3,127,444)
Net cash (used in) investing activities	(297,525)	(3,127,444)

Cash flows from financing activities:
Proceeds from long-term bank loans	823,440	1,634,989
Repayments of long-term bank loans	-	(1,060,920)
Proceeds from short-term bank loans	324,000	-
Repayment of short-term bank loans	(994,305)	-
Proceeds from issuance of common stock		262,873
Net cash provided by financing activities	153,135	836,942

Effect of exchange rate changes on cash	(25,791)	24,430

Net (decrease) in cash and cash equivalents	(495,863)	(209,090)
Cash and cash equivalents at beginning of year	679,541	636,744
Cash and cash equivalents at end of year	$183,678	$427,654

Supplementary cash flow information
Income taxes paid	$-	$-
Interest paid	$86,249	$69,915

NOTE 1.  ORGANIZATION AND PRINCIPAL ACTIVITY

Throughout this report, the terms “our,” “we,” “us,” and “Company” refer to T.O Entertainment, Inc., including its subsidiaries.  The accompanying unaudited financial statements of T.O Entertainment, Inc. at September 30, 2012 and 2011 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended March 31, 2012.  In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included.  The results of operations for the periods ended September 30, 2012 and 2011 presented are not necessarily indicative of the results to be expected for the full year. The March 31, 2012 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended March 31, 2012.

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

NOTE 2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The condensed consolidated financial statements have been prepared in accordance with GAAP and are expressed in United States dollars ($).  Financial statements prepared in accordance with GAAP contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.

As of September30, 2012 the Company has an accumulated deficit of $6,617,036 and its current liabilities exceed its current assets by $6,811,671.  Included in non-current assets at September 30, 2012 is $4,264,962 of film costs which will be expensed against future revenues and will not require the use of cash.  Included in current liabilities at September 30, 2012 is $3,821,529 of deferred revenue, which accounted for approximately 32% of the current liabilities, and represents projects in production. The deferred revenue does not represent a cash liability.  Excluding the deferred revenue, at September 30, 2012 we would have had a working capital deficit of $2,990,142.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding which would enhance capital employed and strategic partners which would increase revenue bases or reduce production costs.  Subsequent to September 30, 2012 the Company entered in a Credit Agreement with an unrelated third party (see Note 15 for additional details).  Management believes that the above actions will allow the Company to continue its operations throughout the next fiscal year.

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

Foreign Currency Translation

The Company’s reporting currency is the United States dollar (“$”) and the accompanying consolidated financial statements have been expressed in United States dollars. The Company’s functional currency is the Japanese Yen (“¥”).  In addition, its operating subsidiaries in the United Kingdom and Singapore maintain their books and record in their respective local currencies, the British Pound (“£”), the Singapore dollar (“SG$”), and the Russian ruble (“Rup”) which is a functional currency as being the primary currency of the economic environment in which their operations are conducted.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830 “Translation of Financial Statements” (“ASC 830”), capital accounts of the consolidated financial statements are translated into United States dollars from Japanese yen at their historical exchange rates when the capital transactions occurred.  Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the respective year.  The resulting exchange differences are recorded in the consolidated statement of operations.

Translation of amounts from the local currency of our subsidiaries into United States dollars has been made at the following exchange rates for the six month periods ended September 30, 2012 and 2011:

	2012	2011
Period-end ¥: $1 exchange rate	77.17	76.33
Average period ¥ : $1 exchange rate	79.37	79.36
Period-end £: $1 exchange rate	0.63	0.64
Average period £: $1 exchange rate	0.61	0.61
Period-end SG$: $1 exchange rate	1.23	1.30
Average period SG$: $1 exchange rate	1.25	1.23
Period-end Rub: $1 exchange rate	34.45	31.94
Average period Rub: $1 exchange rate	31.49	28.49

Fair Value

ASC Topic 820 “Fair Value Measurement and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

•Level 1—defined as observable inputs such as quoted prices in active markets;

•Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

The Company valued the convertible bonds using Level 3 criterion. As of September 30, 2012, the valuations resulted in a gain on derivatives of $3,086.

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

The convertible bonds reached maturity and were not converted.  The conversion feature has expired and is no longer available.

Investments in Animations Films

Investments in animation films includes the Company’s investments in co-production animation films which are generally less than 50% owned by the Company and are produced by the other investors of the ventures. Prior to August 1, 2012, the Company accounted for investments in animated films for which it had an interest greater than 20% and exercised influence over the investment using the equity .  Under the equity method, the initial investment is recorded at cost and adjusted annually to recognize the Company’s share of earnings and losses of the entity.  As a result of the Company’s inability to fund certain requirements of its investment it no longer exercises any influence over the co-productions.  On August 1, 2012, the Company ceased accounting for its investment in animated films under the equity method, and began accounting for the investment utilizing the cost method.

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

NOTE 3 - INVENTORIES

Inventories are valued at cost, not in excess of market, cost being determined on the “First-in-first-out” basis and consist of finished goods of books and DVDs. Inventories are at September 30, 2012 and March 31, 2012are summarized as follows:

	September 30	March 31
Inventories	$1,052,658	$859,478
Less: provision for inventory written off	-	(9,268)
Inventories	$1,052,658	$850,210

The inventories represent the ending balance of finished goods of books and DVDs as at September 30, 2012 and March 31, 2012.

NOTE 4 – FILM COSTS

Film costs at September 30, 2012 and March 31, 2012 are summarized as follows:

	September 30	March 31
Film costs — Theatrical film and animation:
Released, less amortization	$1,142,396	$886,069
Completed and not released	1,252,050	-
In production and development	1,185,926	568,301
Television production:
Released, less amortization	684,500	1,079,684
In production and development	-	2,853,428
	$$4,264,962	$5,387,482

The cost of completed films amounting to $1,929,896 and $1,965,753, respectively, are expected to be amortized in the next operating cycle (i.e. 12 months from the date of September 30, 2012 and March 31, 2012).

All unamortized film cost as of September 30, 2012 and March 31, 2012 are expected to be amortized within three years from September 30, 2012 and March 31, 2012.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property and equipment at September 30, 2012 and March 31, 2012 is summarized as follows:

	September 30	March 31
Leasehold improvement	$104,603	$98,469
Office equipment	147,117	138,655
	251,720	237,124
Accumulated depreciation	(205,668)	(172,504)
	$46,052	$64,620

The depreciation of leasehold improvement and office equipment charged was $21,873, $23,288, $10,691 and $12,390 for the six and three months periods ended September 30, 2012 and 2011, respectively.

NOTE 6 – DEFERRED REVENUE

The deferred revenue represents the amount of money received from other participants of the films and animation in production stage. This deferred revenue will be realized when the Company fulfills its performance obligation stated in the production contracts entered into with other participant. As of September 30, 2012 and March 31, 2012, the Company had a balance of $ 3,821,529 and $7,861,505 respectively as deferred revenue.

NOTE 7 –BANK LOANS

Bank loans are summarized as follows:

	Interest rate	Due date	September 30, 2012	March 31, 2012
Financial institution in Japan [1]	2.000%	10/31/2012	$2,411	$8,345
Financial institution in Japan [1]	1.975%	7/15/2013	84,240	97,600
Financial institution in Japan [1]	2.200%	3/25/2014	270,151	117,120
Financial institution in Japan [1]	1.975%	7/15/2014	907,135	284,797
Financial institution in Japan [1]	2.250%	10/10/2015	56,635	268,400
Financial institution in Japan [1]	2.150%	6/30/2015	647,870	271,206
Financial institution in Japan [1]	2.200%	2/29/2016	103,680	220,820
Financial institution in Japan [2]	1.200%	7/31/2015	259,200	139,068
Financial institution in Japan [2]	2.300%	3/31/2021	252,137	886,489
Financial institution in Japan [2]	2.300%	3/31/2021	209,952	55,364
Financial institution in Japan [2]	2.300%	4/28/2018	129,782	644,770
Financial institution in Japan [2]	2.000%	5/25/2021	915,961	902,872
Financial institution in Japan [2]	4.175%	11/30/2012	64,787
Financial institution in Japan [2]	5.900%	9/30/2013	388,800
Notes payable to banks			4,292,741	3,896,851
Less current portion			(242,158)	(858,953)

Long term loan payable	$4,050,583	$3,037,898

1. Bank loans guaranteed by the Company’s Chief Executive Officer

2. Bank loans guaranteed by the Company’s Chief Executive Officer and Tokyo Credit Guarantee Association, an independent commercialized credit guarantee company.

The scheduled maturities of the Company’s bank loans are as follows:

12 Months ending September 30,
2013	$242,158
2014	898,867
2015	845,977
2016	762,462
2017	373,365
Thereafter	1,169,912
Total	$4,292,741

NOTE 8 - CONVERTIBLE BONDS

The Company previously issued an unsecured convertible bond aggregating $466,560 (amount in original currency: ¥42,000,000) with an undetectable conversion feature in the form of a warrant due September 30, 2012 to stockholders of the company. The convertible bond bears interest at 3% per annum.  The convertible bond reached maturity and was not converted.  The conversion feature has expired and no longer is available.

The convertible bond holder agreed to extend the payment date of bond until March31, 2013.

NOTE 9 - SHARE BASED COMPENSATION

All shares amounts have been restated retroactively to reflect the reverse merger.

On August 29, 2005, Board of Directors passed a resolution which was approved by the Company’s stockholders to permit the grant of incentive stock options to its officers, employees, consultants and non-employee directors.  In November, 2005, 599,691 stock options were granted pursuant to the resolution. Option awards could be exercised two years after the day of allocation of the share option to eight years after that. The exercise price for this option is ¥7.25 per share ($0.09 per share at September 30, 2012). On October 25, 2006, the Company exercised a stock split of ratio 1:3 and accordingly, the number of option granted and the price was adjusted accordingly.

On October 22, 2007 the Board of Directors passed a resolution which was approved by the Company’s stockholders to grant incentive options to its officers, employees, consultants and non-employee directors. In October, 2007, 16,543,200 stock options were granted pursuant to the resolution. Option awards could be exercised two years after the day of allocation of the share option to eight years after that. The exercise price for this option is ¥8.70 per share ($0.11 per share at September 30, 2012).

During 2008, 516,975 of 16,543,200 stock options were automatically cancelled upon the departure of two employees who were granted with such stock options according to the stock option agreement.

On January 20, 2010 the Board of Directors passed a resolution which was approved by the Company’s shareholders in a special shareholder meeting held at the same date to grant incentive options to a business partner. In January 26, 2011, 689,300 stock options were granted pursuant to the resolution. Option awards could be exercised the following day after the date of allocation of the share option to ten years after that. The exercise price for this option is ¥8.70 per share ($0.11 per share at September 30, 2012).

On July 6, 2010, 137,860 of 16,543,200 stock options were automatically cancelled upon the departure of an employee who was granted with such stock options according to the stock option agreement.

On September 22, 2011, 1,488,888 stock options granted during the year of 2005 were exercised at price of ¥2.42 per share ($0.03 per share at September 22, 2011), On same date, 1,723,250 share options granted during the year of 2011 were exercised at price of ¥8.70 ($0.11 per share at September 22, 2011).

The fair value of stock acquisition rights granted to employees on the date of grant and used to recognize compensation were estimated using the Black-Scholes model with the following weighted-average assumptions:

Dividend yield	0.00%
Volatility	38.4-43.14%
Risk free rate	4.42-4.75%
Expected option life	8-10 years

There was no expense recorded for the three month periods ended September 30, 2012 and 2011.

The following table summarizes options outstanding issued to employees at September 30, 2012.  There were no options granted exercised or cancelled during the three months ended September 30, 2012.

	Options	Weighted Average Exercise Price		Weighted Average remaining contractual life (in years)	Average Intrinsic Value
Outstanding as at September 30, 2012	13,786,000	$0.11	#	4.8	$16,833	(*)

(#): Weighted average exercise prices in original currency are ¥8.61 as at September 30, 2012.

(*): Average intrinsic values in original currency are ¥1,299,000 as at September 30, 2012.

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

The following table summarizes options outstanding issued to non-employees at September 30, 2012. There were no options granted exercised or cancelled during the three months ended September 30, 2012.

	Options	Weighted Average Exercise Price		Weighted Average remaining contractual life (in years)	Average Intrinsic Value
Outstanding September 30, 2012	1,378,600	$0.10	(#)	5.2	$25,010

(#): Weighted average exercise price in original currency is ¥7.90 as at September 30, 2012.

There was no stock option expense of non-employee options for the six and three months periods ended September 30, 2012 and 2011, respectively.

The following table summarizes all options outstanding issued to both employee and non-employees at September 30, 2012:

			Options Outstanding			Options Exercisable
			Weighted			Weighted
			Average	Weighted		Average	Weighted
Range of			Remaining	Average		Remaining	Average
Exercise Price		Number Outstanding	Contractual Life	Exercise Price	Number Exercisable	Contractual Life	Exercise Price
$0.03	(*)	310,185	2.45	$0.03	310,185	2.45	$0.03
$0.11	(#)	14,165,115	5.45	$0.11	14,165,115	5.45	$0.11
$0.11	(#)	689,300	7.75	$0.11	689,300	7.75	$0.11
Total		15,164,600			15,164,600

(*): Weighted average exercise price in original currency is ¥2.37 as at September 30, 2012.

(#): Weighted average exercise price in original currency is ¥8.69 as at September30, 2012.

Although the fair value of stock options is determined in accordance with ASC 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

NOTE 10–INCOME TAXES

We account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”).  We have determined an estimated annual effective tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate.  As of September 30, 2012, the estimated effective tax rate for the year will be 0%

In accordance with ASC 740, at September 30, 2012 we determined that a valuation allowance should be recognized against deferred tax assets because, based on the weight of available evidence, it is more likely than not (i.e., greater than 50% probability) that some portion or all of the deferred tax asset will not be realized in the future.  We recognized a reserve of 100% of the amounts of the deferred tax benefit in the amount of $726,576

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2008 through the current period.  Our policy is to account for income tax related interest and penalties in income tax expense in the statement of operations.  There have been no income tax related interest or penalties assessed or recorded.

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

As a result of the Company’s inability to fund certain requirements of its investments, the cost contribution and profit sharing ratio decrease led to an equity interest reduction.  Consequently  it no longer exercises any influence over the co-productions.  As of August 1, 2012, the Company ceased accounting for its investment in animated films under the equity method, and began accounting for the investment utilizing the cost method.

(Loss)/Income from unconsolidated entities for the three and six months ended September 30, 2012,  includes $465,505 which represents the write off of investments from which the Company is no longer entitled to receive any distributions.

NOTE 12 – EARNING PER SHARE

The Company calculates earnings per share in accordance with ASC Topic 260 “Earnings Per Share”, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options, warrants and convertible note (using the if-converted method). The dilutive earnings per share was not calculated because the exercise price of the outstanding stock options in 2012 and the conversion price of convertible bonds and the exercise price outstanding stock options in 2011 were higher than the average trading price of shares in those periods.

NOTE 13 - RELATED PARTY TRANSACTIONS

There was no related transaction reported for the six and three months ended September 30, 2012 and 2011.

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

The following sets forth information about the operations of the business segments:

Assets of the Company are used for all business segments and a segment differentiation cannot be made.

	Six months ended September 30,			Three months ended September 30,
Revenue	2012	2011		2012	2011
Film entertainment	$7,820,352		$9,616,117	$2,130,825		$6,044,957
Book publishing and distribution	2,290,451		1,147,715	1,128,144		951,717
Total revenue	$10,110,803		$10,763,832	$3,258,969		$6,996,674

Gross profit
Film entertainment	$327,632		$1,662,721	$70,848		$1,511,356
Book publishing	563,684		813,761	(64,043)		750,680
Total gross profit	$891,316		$2,476,482	$6,805		$2,262,036

Other items
General and administrative expenses
Unallocated	$(1,524,862)		$(1,307,594)	$(642,833)		$(669,984)
(Loss)/income from unconsolidated entities
Film entertainment	$(455,478)	$		$(465,064)	$
Interest (expense)
Unallocated amounts	$(86,249)		$(87,942)	$(49,038)		$(48,507)
Other income/(expense)
Unallocated	$9,799		$13,096	$6,387		$13,376

(film entertainment)
Operating Income (loss)
Film entertainment	$(127,846)		$1,662,721	$(394,216)		$1,511,356
Book publishing	563,684		813,761	(64,043)		750,680
Unallocated amounts	(1,601,312)		(1,382,440)	(685,484)		(705,115)
Total loss from operations before income taxes	$(1,165,474)		$1,094,042	$(1,143,743)		$1,556,921

Assets of the Company are used for all business segments and a segment differentiation cannot be made.

More than 90% of the Company’s total revenue is derived from Japan and accordingly no geographic segment reporting is included.

No single customer accounts for more than ten percent (10%) of the Company’s revenues in the six months and three month periods ended September 30, 2012 or 2011.

NOTE 15 - SUBSEQUENT EVENT

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements other than as follows:

On November 12, 2012 the Company borrowed $1,200,000 from an unrelated third party.

The loan was made pursuant to the terms of a Credit Agreement dated as of October 31, 2012 (the "Credit Agreement"), and made effective as of November 12, 2012, by and is evidenced by a Revolving Note.  Under the

Credit Agreement, the Company may borrow up to an amount equal to the lesser of 80% of its Eligible Accounts (as defined in the Credit Agreement) and the revolving loan commitment, which initially is $1,200,000.  Upon satisfaction of certain conditions, The Company may, from time to time, request that the revolving loan commitment be raised up to a maximum of $5,000,000.  The decision to grant any such increase in the revolving loan commitment is in the Lender's sole discretion.

The loan matures on the earlier of May 12, 2013, which is six (6) months from the closing date, subject to a six-month extension upon written request of the Company made prior to the initial closing date. The maturity date may also be extended in the Lender's sole discretion, in connection with execution of any modification, extension or renewal of the Revolving Note evidencing the loan.

The loan bears interest at the rate of 10% per annum.  In addition, the Company is required to pay certain fees specified in the Credit Agreement.  The fees include due diligence fees, document review and legal fees, an asset monitoring fee, and a transaction advisory fee, all of which are payable in cash, and an additional advisory fee payable through issuance to the Lender of three (3) redeemable warrants to purchase shares of common stock of the Company.  Each of the warrants has a term of 10 years, and each of them grants the Lender the right to purchase a number of shares equal to up to one percent (1%) of the Company’s issued and outstanding common stock at a price of $0.001 per share.  Each of the warrants includes a mandatory redemption provision pursuant to which the Company is required to redeem the warrant for a redemption price of $45,000 if the Lender has not previously elected to exercise the warrant.  The mandatory redemption dates of the three warrants are May 12, 2013, August 12, 2013 and November 12, 2013, respectively, which dates are 6 months, 9 months and 12 months after the initial closing date.

Under the terms of the Credit Agreement, the Company is required to direct all payments received on account to a lock box account under the control of the Lender.  The Lender is authorized, on a weekly basis, to apply funds in the lock box account toward payment of fees and interest due and owing by the Company, to the establishment of a reserve in the amount of twenty percent (20%) of the amount of the revolving loan commitment, and, in its sole discretion, to prepayments of the outstanding principal due on the loan.  Any funds remaining on deposit in the lock box account after payment of the foregoing items, are required to be disbursed on a weekly basis to the Company.

In addition to the lock box, the loan is secured by a pledge of substantially all of the assets of the Company, by a pledge of all of the shares of T.O Entertainment, Inc., a Japan corporation, owned by the Company, and by the pledge by the officers and directors of the Company of a total of 8,581,725 shares of common stock of the Company currently owned by such officers and directors, and representing approximately 26% of the Company’s currently issued and outstanding common stock.

The Credit Agreement imposes certain restrictions on the Company, including restrictions on its ability to (i) incur any Funded Indebtedness (as defined in the Credit Agreement), (ii) incur liens, (iii) make investments, (iv) permit a Change in Control (as defined in the Credit Agreement) or dispose of all or substantially all of its assets, (v) make capital expenditures not in the ordinary course of its business, (vi) issue or distribute capital stock, (vii) make distributions to its shareholders, (viii) engage in any line of business other than the business engaged in on the date of the Credit Agreement and businesses reasonably related thereto, and (ix) enter into transactions with any affiliates except in the ordinary course of business and upon fair and reasonable terms that are no less favorable to Company than it would obtain in an arm-length's basis with a non-affiliate.  Each of these restrictions is subject to certain exceptions, as specified in the Credit Agreement.

The loan may be accelerated upon the occurrence and during the continuation of an Event of Default (as defined in the Credit Agreement), including nonpayment of amounts owed, misrepresentation, failure to perform under the Credit Agreement or related documents, default under certain other obligations, events of bankruptcy, the entry of a judgment in excess of certain specified amounts, the occurrence of a Material Adverse Effect (as  defined in the Credit Agreement), the occurrence of a Change in Control (as defined in the Credit Agreement), certain impairments of collateral, and the determination in good faith by the Lender that the prospect for payment or performance of the Obligations (as defined in the Credit Agreement) is impaired for any reason.

On January 31, 2013 the Credit Agreement was modified.  The Lender agreed to waive its right to retain any portion of   payments received in the lock box between January 31, 2013 and March 31, 2013 for purposes of establishing a

reserve account equal to 20% of the initial Revolving Loan Commitment of $1,200,000.   All funds held in reserve by Lender prior to January 31, 2013, will continue to be held in reserve in the lock box account. In consideration for agreeing to enter into this Amendment, the Company agreed to pay Lender an additional advisory fee in the form of a  redeemable warrant, giving the Lender the right to purchase, for no additional consideration, one percent (1.0%) of the issued and outstanding common stock of the Issuing Borrower, which warrant is  in substantially the same form as the Warrants issued under the Credit Agreement (the “Additional Warrant”).  The Additional Warrant includes a mandatory redemption feature pursuant to which the Company is required to redeem the warrant for a redemption price of $135,000 if the Lender has not previously elected to exercise the warrant.  The mandatory redemption price is payable in twelve (12) equal monthly installments of $11,250.00 each, commencing on April 1, 2013, and continuing on the first day of each consecutive calendar month thereafter until the Additional Warrant is redeemed in full.

There are no material relationships between the Company or any of its affiliates and the Lender, other than with respect to the Credit Agreement.

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

As of September 30, 2012 we have an accumulated deficit of $6,617,036, and our current liabilities exceed our current assets by $6,811,671.  Included in non-current assets at September 30, 2012 is $4,264,962 of film costs which will be expensed against future revenues and will not require the use of cash.  Included in current liabilities at

September 30, 2012 is $3,821,529 of deferred revenue, which accounted for approximately32% of the current liabilities, and represents projects in production. The deferred revenue does not represent a cash liability.  Excluding the deferred revenue, at September 30, 2012 we would have had working capital deficit of $2,990,142.

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

Translation of amounts from the local currency of our subsidiaries into United States dollars has been made at the following exchange rates for the six month periods ended September 30, 2012 and 2011:

	2012	2011
Period-end ¥ : $1 exchange rate	77.17	76.33
Average period ¥ : $1 exchange rate	79.37	79.36
Period-end £ : $1 exchange rate	0.63	0.64
Average period £ : $1 exchange rate	0.61	0.61
Period-end SG$ : $1 exchange rate	1.23	1.30
Average period SG$ : $1 exchange rate	1.25	1.23
Period-end Rub:$1 exchange rate	34.45	31.94
Average period Rub : $1 exchange rate	31.49	28.49

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

The Company valued the convertible bonds using Level 3 criterion. As of September 30, 2012, the valuations resulted in a gain on derivatives of $3,086.

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

The convertible bonds reached maturity and were not converted.  The conversion feature has expired and is no longer available.

Investments in Animations Films

Investments in animation films includes the Company’s investments in co-production animation films which are generally less than 50% owned by the Company and are produced by the other investors of the ventures. Prior to August 1, 2012, the Company accounted for investments in animated films for which it had an interest greater than 20% and exercised influence over the investment using the equity .  Under the equity method, the initial investment is recorded at cost and adjusted annually to recognize the Company’s share of earnings and losses of the entity.  As a result of the Company’s inability to fund certain requirements of its investment it no longer exercises any influence over the co-productions.  On August 1, 2012, the Company ceased accounting for its investment in animated films under the equity method, and began accounting for the investment utilizing the cost method.

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

Results of Operations

Our revenue for the six and three month periods ended September 30, 2012 and 2011 was $10,110,803, $10,763,932, $3,258,969, and$6,996,674, respectively.  Our net income/(loss) for the six and three month periods ended September 30, 2012 and 2011 was $(1,892,050), $1,094,042, $(1,870,319), and $1,556,921, respectively.  Our comprehensive income/(loss) for the six and three month periods ended September 30, 2012 and 2011 was $(2,045,531), $816,907, $(1,924,547), and $1,346,104, respectively.  Through September 30, 2012 our cumulative net losses and cumulative comprehensive loss were $(6,617,036) and $(708,164), respectively.

RESULTS OF OPERATION FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2011

(References to 2012 and 2011 are to the six months ended September 30, 2012 and 2011 respectively, unless otherwise specified.)

Total Revenue decreased $653,029 (6%) from $10,763,832 for 2011 to $10,110,803 for 2012.  Revenue from film entertainment decreased $1,795,765 (19%) from $9,616,117 for 2011 to $7,820,352 for 2012.  Revenue from book publishing and distribution increased $1,142,736 (99%) from $1,147,715 for 2011 to $2,290,451 for 2012.

The decrease in revenue from film entertainment is due to a reduction in the number of new producing film contracts in 2012 compared to 2011.  As a result of cash flow constraints we were involved in fewer productions.

During 2012 our book division released a total of 26 new books which generated $1,420,552 of the total book revenue of $2,290,451 as compared to 11 new books which generated $973,915 of the total book revenue of $1,147,715 in 2011.

We anticipate that our growth in the book publishing segment will continue as we release more new titles.

Cost of revenue increased $932,137(11%) from $8,287,350 in 2011 to $9,219,487 in 2012.  In terms of percentage of revenue, cost of revenue was 91% in 2012 as compared to 77% in 2011.

Cost of revenue for our film entertainment segment was approximately 95% for 2012 as compared to 82% in 2011.

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

Our estimates of ultimate revenue were lower in 2012 than in 2011.  This resulted in a higher cost of revenue.

Cost of revenue for our book publishing segment was approximately 75% in 2012 as compared to29% in 2011.  The increase/ in cost of revenue is attributable to our disposal during 2012 of unsold inventories which had been  held without sales for a long period.

Total gross profit decreased $1,585,166 (36%) from $2,476,482 in 2011 to $891,316 in 2012.  In terms of percentage of revenue, the gross profit percentage decreased to 9% for 2012 as compared to 23% for 2011.Gross profit decreased in 2012 as compared to 2011 because of the fact that we had both a decrease in total revenues and an increase in cost of revenue in 2012 as compared to 2011.

Selling, general and administrative expenses increased $218,683 (17%) from $1,284,306 for 2011 to $1,502,989 for 2012.

The following is a summary of selling general and administrative expenses for the six months ended September 30, 2012 and 2011.

	2012	2011	Difference
Personnel costs	$909,719	$791,464	$118,255
Rental	212,573	193,464	19,109
Professional fees	100,665	6,175	94,490
Travel and entertainment	73,265	99,477	(26,212)
Other	206,767	193,726	13,041
	$1,502,989	$1,284,306	$218,683

Our most significant cost is personnel costs which include salaries, benefits and payroll taxes.  These costs increased $118,255 (15%) from $791,464 in 2011 to $909,719 in 2012, primarily as a result of an increase in the number of employees in the first quarter of our fiscal year.  We had an average of 28 employees for the six months ended September 30, 2011 and an average of 35 for the six months ended September 30, 2012.  The increase was minimized by a decrease in officer compensation.  Officer salaries decreased by $46,000.  In future periods our personnel cost should go down as a result of shifting some of our work to our Okinawa office where salaries are lower.

Rental expenses remained fairly consistent for 2011 and 2102.   We are planning to downsize our office space, thus reducing our rental expense in future periods.

Legal and professional fees increased $94,490(1530%) from $6,175 in 2011 to $100,665 in 2012 as a result of the merger which took place in 2012

.

Travel and entertainment decreased $26,212 (26%) from $99,477 in 2011 to $73,265 in 2012. The decrease directly relates to our efforts to minimize operating expenses which will be continued through the remainder of the current fiscal year.

Other selling, general and administrative expenses include items such as office expenses, software related costs, telephone and a variety of other miscellaneous costs.  Included in other cost were the costs of opening an office in Okinawa, Japan.  Other than the cost of opening the office in Okinawa, which was approximately $20,000, none of these costs individually increased or decreased significantly.  We opened the office in Okinawa to reduce personnel cost as salaries are lower than in Tokyo where our main office is located.

We anticipate that we will incur higher general and administrative expenses as a public company than we incurred in the past as a private company.  We expect that our professional fees, cost of transfer agent, investor relations costs and other stock related costs will increase.  We are currently reviewing all of our costs in order to reduce overhead expenses.

Our income (loss) from operations decreased $1,802,434 from an income of $1,168,888 in 2011 to a loss of $(633,546) in 2012.  The increase in income from operations was the result of the fact that we had both a decrease in revenue and an increase in general and administrative expenses in 2012 as compared to 2011.

Other expense increased $457,082 (612%) from $74,846 in 2011 to $532,928 in 2012.  During 2012 we wrote off investments in animated films in the amount of $465,505 and recorded income from investments of $10,029. There was no income from this source in 2011.

In light of continued losses, at September 30, 2012 we could no longer be more than 50% assured that we would receive the benefit from deferred tax assets carried on our balance sheet.  Accordingly, we reserved for 100% of the deferred tax asset and recorded tax expense of $726,576.

The net (loss) increased $2,986,092 from $1,094,042 in 2011 to $(1,892,050) in 2012.

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011

(References to 2012 and 2011 are to the three months ended September 30, 2012 and 2011 respectively, unless otherwise specified.)

Total Revenue decreased $3,737,705(53%) from $6,996,674 for 2011 to $3,258,969 for 2012 as a result of a decrease in revenue from film entertainment.  Revenue from film entertainment decreased $3,914,132(64%) from $6,044,957for 2011 to $2,130,825for 2012, while revenue from book publishing and distribution increased $176,427 (18%) from $951,717for 2011 to $1,128,144 for 2012.

The decrease in revenue in film entertainment is due to a reduction in the number of  new producing film contracts in 2012 as compared to 2011.  Our cash constraints required us to cut back in the number of new film productions.

During the three months ended September 30, 2012, our book division released a total of 11books.   Sales from new releases totaled $843,736 during the period, and total revenue from book sales was $929,728 for the period.

We do not anticipate significant growth until such time as our cash flow improves.  We estimate  that our growth will resume by the end of this fiscal year.

Cost of revenue decreased $1,482,474(31%) from $4,734,638 in 2011 to $3,252,164 in 2012.  In terms of percentage of revenue, cost of revenue was 99% in 2012 as compared to 33% in 2011.

Cost of revenue for our film entertainment segment was approximately96% for 2012 as compared to75% in 2011.

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

Our estimates of ultimate revenue were lower in 2012 than in 2011.  This resulted in a higher cost of revenue.

Cost of revenue for our book publishing segment was approximately105% in 2012 as compared to21% in 2011.  The increase in cost of revenue is attributable to our disposal during 2012 of unsold inventories which had been held without sales for a long period.

Total gross profit decreased $2,255,231from $2,262,036 in 2011 to $6,805 in 2012.  In terms of percentage of revenue, the gross profit percentage decreased to 0.2% for 2012 as compared to 32% for 2011.

Selling, general and administrative expenses decreased $25,645 (4%) from $657,594 for 2011 to $631,948 for 2012.

The following is a summary of selling general and administrative expenses for the three months ended September 30, 2012 and 2011.

	2012	2011	Difference
Personnel costs	$352,325	387,475	$35,150
Rental	107,555	88,611	18,944
Professional fees	53,665	3,663	50,002
Travel and entertainment	29,286	61,237	(31,951)
Other	89,117	116,608	(27,491)
	$631,948	657,594	$(25,645)

Our most significant cost is personnel costs which include salaries, benefits and payroll taxes.  These costs decreased $17,116 (6%) from $268,275 in 2011 to $285,391 in 2012.  We had an average of34 employees for the three months ended September 30, 2011 and an average of 29for the three months ended September 30, 2012.   In addition to the decrease in number of staff we also had salary cuts during the period in 2012.  The most significant reduction was in officer salaries.

Rental expenses remained fairly consistent for 2011 and 2102.  We are planning to downsize the office to cut the expenses.  This should effect all future periods.

Professional fees increased $50,002(1365%) from $3,663 in 2011 to $53665 in 2012 as a result of the merger which took place in 2012 and the cost of being a public company.

Travel and entertainment decreased $31,951 (52%) from $61,237 in 2011 to $29,286 in 2012. The decrease directly relates to our efforts to minimize operating expenses which will be continued through the remainder of the current fiscal year.

Other selling, general and administrative expenses include items such as office expenses, software related costs, telephone and a variety of other miscellaneous costs.  Included in other cost were the costs of opening an office in Okinawa, Japan.  Other than opening the office which was approximately $20,000, none of these cost individually increased or decreased significantly.

We anticipate that we will incur higher general and administrative expenses as a public company than we incurred in the past as a private company.  We expect that our professional fees, cost of transfer agent, investor relations costs and other stock related costs will increase.

We also anticipate that selling, general and administrative expenses will concurrently increase with any  increased activity in the future but will not increase in the same proportion to that of revenue.  We are currently reviewing all of our costs in order to reduce overhead expenses.

Our income (loss) from operations decreased $2,228,080 from income of $1,591,052 in 2011 to a loss of $(636,028) in 2012.

Other expense increased $542,846 (1545%) from $35,131 in 2011 to $507,715 in 2012.  During 2012 we wrote off investments in animated films in the amount of $465,505 and recorded income from investments of $10,029. There was no income from this source in 2011.

In light of continued losses, at September 30, 2012 we could no longer be more than 50% assured that we would receive the benefit from deferred tax assets carried on our balance sheet.  Accordingly, we reserved for 100% of the deferred tax asset and recorded tax expense of $726,576.

The net (loss) increased $3,427,240 from $1,556,921 in 2011 to $(1,870,319) in 2012.

Liquidity and Capital Resources

At September 30, 2012, we had a working capital deficit of $6,811,671, as compared to a working capital deficit of $6,773,922 at March 31, 2012. Of the working capital deficit at September 30, 2012, $3,821,529 was in deferred revenue and does not represent a cash liability.  This amount will be included in future revenue.  In addition, $4,264,962 was in film costs and this asset will not result in our receipt of cash.  This amount will be used as a cost of revenue in the future.  Excluding the amounts for deferred revenue, we would have had working capital deficit of $2,990,142 at September 30, 2012.

During the six months ended September 30, 2012, operating activities used cash of $325,682 and for the six months ended September 30, 2011, we provided cash from operations of $2,056,982.  This was primarily due to the loss in 2012.

During the six months ended September 30, 2012, investing activities used $297,525 of cash and for the six months ended September 30, 2011, investing activities used $3,127,444 of cash.  In 2011, we invested in excess of $3,000,000 in animated film projects and in 2012 we only invested approximately $320,000.

During the six months ended September 30, 2012, financing activities provided $153,135of cash and for the six months ended September 30, 2011, financing activities provided $836,942 of cash.  For the six months ended September 30, 2012 new bank borrowings, both short and long term, of $1,147,440 were offset by repayments of $994,305 as compared to borrowings of $1,634,989 and repayments of $1,060,920 for the six months ended September 30, 2011.

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

In addition to the bank financing, in prior years we issued convertible bonds, to a shareholder of ours, in the original amount of ¥84,000,000 (approximately US$1,103,758).  The bonds bear interest at a fluctuating rate of interest equal to the prime lending rate for long-term credit established by Mizuho Corp bank as of the first day of each

interest payment period plus 0.3%, based on prime rate.   The convertible bonds matured on September 30, 2012 and the holder agreed to extend the due date until March 31, 2013.  The bonds are no longer convertible.

Subsequent Event

On November 12, 2012 we borrowed $1,200,000 from an unrelated third party.

The loan was made pursuant to the terms of a Credit Agreement dated as of October 31, 2012 (the "Credit Agreement"), and made effective as of November 12, 2012, by and is evidenced by a Revolving Note.  Under the Credit Agreement, We may borrow up to an amount equal to the lesser of 80% of its Eligible Accounts (as defined in the Credit Agreement) and the revolving loan commitment, which initially is $1,200,000.  Upon satisfaction of certain conditions, we may from time to time, request that the revolving loan commitment be raised up to a maximum of $5,000,000.  The decision to grant any such increase in the revolving loan commitment is in the Lender's sole discretion.

The loan matures on the earlier of May 12, 2013, which is six (6) months from the closing date, subject to a six-month extension upon written request of we made prior to the initial closing date. The maturity date may also be extended in the Lender's sole discretion, in connection with execution of any modification, extension or renewal of the Revolving Note evidencing the loan.

The loan bears interest at the rate of 10% per annum.  In addition, we are required to pay certain fees specified in the Credit Agreement.  The fees include due diligence fees, document review and legal fees, an asset monitoring fee, and a transaction advisory fee, all of which are payable in cash, and an additional advisory fee payable through issuance to the Lender of three (3) redeemable warrants to purchase shares of our common stock.  Each of the warrants has a term of 10 years and each of them grants the Lender the right to purchase a number of shares equal to up to one percent (1%) of our issued and outstanding common stock at a price of $0.001 per share.  Each of the warrants includes a mandatory redemption provision pursuant to which we are required to redeem the warrant for a redemption price of $45,000 if the Lender has not previously elected to exercise the warrant.  The mandatory redemption dates of the three warrants are May 12, 2013, August 12, 2013 and November 12, 2013, respectively, which dates are 6 months, 9 months and 12 months after the initial closing date.

Under the terms of the Credit Agreement, we are required to direct all payments received on account to a lock box account under the control of the Lender.  The Lender is authorized, on a weekly basis, to apply funds in the lock box account toward payment of fees and interest due and owing by us, to the establishment of a reserve in the amount of twenty percent (20%) of the amount of the revolving loan commitment, and, in its sole discretion, to prepayments of the outstanding principal due on the loan.  Any funds remaining on deposit in the lock box account after payment of the foregoing items are required to be disbursed on a weekly basis to us.

In addition to the lock box, the loan is secured by a pledge of substantially all of the our assets, by a pledge of all of the shares of T.O Entertainment, Inc., a Japan corporation, owned by us, and by the pledge by the officers and directors of the Company of a total of 8,581,725 shares of our common stock currently owned by such officers and directors, and representing approximately 26% of our currently issued and outstanding common stock.

The Credit Agreement imposes certain restrictions on us, including restrictions on its ability to (i) incur any Funded Indebtedness (as defined in the Credit Agreement), (ii) incur liens, (iii) make investments, (iv) permit a Change in Control (as defined in the Credit Agreement) or dispose of all or substantially all of its assets, (v) make capital expenditures not in the ordinary course of its business, (vi) issue or distribute capital stock, (vii) make distributions to its shareholders, (viii) engage in any line of business other than the business engaged in on the date of the Credit Agreement and businesses reasonably related thereto, and (ix) enter into transactions with any affiliates except in the ordinary course of business and upon fair and reasonable terms that are no less favorable to us than we would obtain in an arm-length's basis with a non-affiliate.  Each of these restrictions is subject to certain exceptions, as specified in the Credit Agreement.

The loan may be accelerated upon the occurrence and during the continuation of an Event of Default (as defined in the Credit Agreement), including nonpayment of amounts owed, misrepresentation, failure to perform under the Credit Agreement or related documents, default under certain other obligations, events of bankruptcy, the entry of a judgment in excess of certain specified amounts, the occurrence of a Material Adverse Effect (as  defined in the Credit Agreement), the occurrence of a Change in Control (as defined in the Credit Agreement), certain impairments of collateral, and the determination in good faith by the Lender that the prospect for payment or performance of the Obligations (as defined in the Credit Agreement) is impaired for any reason.

On January 31, 2013 the Credit Agreement was modified.  The Lender agreed to waive its right to retain any portion of payments received in the lock box between January 31, 2013 and March 31, 2013 for purposes of establishing a reserve account equal to 20% of the initial Revolving Loan Commitment of $1,200,000.   All funds held in reserve by Lender prior to January 31, 2013, will continue to be held in reserve in the lock box account. In consideration for agreeing to enter into this Amendment, the Company agreed to pay Lender an additional advisory fee in the form of a  redeemable warrant, giving the Lender the right to purchase, for no additional consideration, one percent (1.0%) of the issued and outstanding common stock of the Issuing Borrower, which warrant is  in substantially the same form as the Warrants issued under the Credit Agreement (the “Additional Warrant”).  The Additional Warrant includes a mandatory redemption feature pursuant to which the Company is required to redeem the warrant for a redemption price of $135,000 if the Lender has not previously elected to exercise the warrant.  The mandatory redemption price is payable in twelve (12) equal monthly installments of $11,250.00 each, commencing on April 1, 2013, and continuing on the first day of each consecutive calendar month thereafter until the Additional Warrant is redeemed in full.

There are no material relationships between us or any of our affiliates and the Lender, other than with respect to the Credit Agreement.

Summary

Generally speaking, the production of video footage such as animation and movies takes approximately 2 years from planning to being screened to the public.  As a result of our cash flow problems we are currently involved in smaller size animation productions.   We started a number of projects in the six months ended September 30, 2012 and will continue to see the results in future periods.  As of September 30, 2012 a total of $4,264,962 in costs has been capitalized as film costs which will be offset against future revenue. We also have deferred revenue of $3,821,529 which will result in revenue in future periods.

In addition, we do not anticipate increasing the number of DVD’s produced nor the number of books produced.  We will begin to increase our activity as our cash flow improves.

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

As a result of our weakened cash flow position caused by delays in closing the loan discussed above as a subsequent event, we were unable to fund certain projects that we had planned.  Until such time as we can fund additional projects our growth will be slowed.  There is no assurance that we can obtain additional financing for those projects and we will have to fund them form cash flow.

Off-Balance Sheet Arrangements

At September 30, 2012, we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

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

As of the end of the period covered by this report, The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  As a result of the evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures although designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified were not effective.  During the period covered by this report the Company lost personnel in the accounting department which caused the Company to not have timely financial information.

The Company will remedy the inadequacy by hiring additional accounting personnel.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the three months ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.12

Credit Agreement Amendment No. 1, dated January 31, 2013, by and among T.O Entertainment, Inc., a Colorado corporation, T.O Entertainment, Inc., a Japan corporation, T.O Entertainment United Kingdom, a United Kingdom corporation, T.O Entertainment Rus, LLC., a Russia limited liability company, and T.O Entertainment Singapore PTE Ltd., a Singapore corporation, collectively as Borrower and TCA Global Credit Master Fund LP, as Lender*

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	INS XBRL Instance Document*

101	SCH XBRL Schema Document*

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document*

101	LAB XBRL Taxonomy Extension Label Linkbase Document*

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document*

101	DEF XBRL Taxonomy Extension Definition Linkbase Document*

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T.O ENTERTAINMENT, INC

By:  /S/ Takeichi Honda

Takeichi Honda, Chief Executive Officer

Date:  February 6, 2013

By: /S/ Arnold Tinter

Arnold Tinter, Principal Financial Officer

Date:  February 6, 2013