Form 10-Q
period 2012-12-31
T.O ENTERTAINMENT, INC.
filed 2013-03-14
CIK 1439981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[   ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

          [  ] Yes   [X] No

As of March 12, 2013, the Registrant had 33,000,000 shares of common stock issued and outstanding.

ii

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
T.O Entertainment, Inc.
Condensed Consolidated Balance Sheets

	December 31, 2012	March 31, 2012
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$404,825	$679,541
Restricted cash	18,242
Accounts receivable, less allowance for doubtful accounts and provision for sales returns	2,360,958	4,893,283
Other receivables	202,566	20,519
Inventories	1,064,019	850,210
Prepaid expenses and other current assets	60,329	83,482
Deferred loan fees	61,417
Deferred tax assets	-	683,968
Total Current Assets	4,172,356	7,211,003
Non-current assets:
Film costs	1,654,587	5,387,482
Investment in animation film	2,011,256	2,117,904
Property, plant and equipment	10,155	64,620
Other assets	273,500	573,595
Total non-current assets	3,949,498	8,143,601
Total assets	$8,121,854	$15,354,604

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$6,414,770	$5,072,609
Other payables and accrued expenses	249,065	191,858
Bank loans – current portion	136,683	858,953
Revolving line of credit	1,200,000	-
Redeemable warrant liability	22,500
Deferred revenue	248,150	7,861,505
Convertible bond	415,800	-
Total Current Liabilities	8,686,968	13,984,925
Non-current liabilities:
Convertible bonds		421,464
Option liability		2,988
Bank loans – non-current portion	3,629,126	3,037,898
Total non-current Liabilities	3,629,126	3,462,350
Total liabilities	12,316,094	17,447,275
Commitments and contingencies
Stockholders’ deficit:
Common stock, no par value; 100,000,000 shares authorized; 33,000,000 shares issued and outstanding at December 31, 2012 and March 31, 2012	396,000	396,000
Additional paid in capital	2,790,998	2,790,998

Accumulated deficit	(7,123,122)	(4,724,986)
Accumulated other comprehensive loss	(258,116)	(554,683)
Total stockholders’ deficit	(4,194,240)	(2,092,671)
Total liabilities and stockholders’ deficit	$8,121,854	$15,354,604

See notes to consolidated financial statements

T.O Entertainment, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the nine months ended December 31		For the three months ended December 31
	2012	2011	2012	2011
Revenues	$16,079,082	$19,348,337	$5,968,279	$8,584,505
Cost of revenue	14,954,835	15,813,873	5,735,348	7,526,523
Gross profit	1,124,247	3,534,464	232,931	1,057,982
Selling, general and administrative expenses	2,138,130	2,139,860	635,141	855,554
Depreciation	25,947	26,397	4,074	3,109
	2,164,077	2,166,257	639,215	858,663
Income/(Loss) from operations	(1,039,830)	1,368,207	(406,284)	199,319
Other income (expenses)
(Loss) from unconsolidated entities	(461,810)	-	(6,332)	-
Interest expenses	(133,011)	(93,871)	(46,762)	(5,929)
Loss for disposition of fixed assets	(60,757)	(525)	(60,757)	(525)
Gain on derivative	3,062	-	(26)	-
Other income	(5,003)	(3,707)	(11,716)	(16,803)
	(657,519)	(98,103)	(125,593)	(23,257)
Income/(Loss) from operations before income taxes	(1,697,349)	1,270,104	(531,877)	176,062
Income taxes	700,787	(17)	(25,789)	(17)
Net income /(loss)	(2,398,136)	1,270,121	(506,088)	176,079
Other comprehensive income/( loss):
Foreign currency translation income/(loss)	296,567	(317,412)	450,049	(40,277)
Comprehensive income/(loss)	$(2,101,569)	$952,709	$(56,039)	$135,802
Per share information – basic:
Weighted average shares outstanding - basic	33,000,000	31,680,000	33,000,000	31,680,000
Net income/(loss) per share - basic	$(0.06)	$0.03	$(0.00)	$0.00
See notes to consolidated financial statements

T.O Entertainment, Inc.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended December 31, 2012 and 2011
(Unaudited)

	2012	2011
Net cash (used in) operating activities	$(302,426)	$933,976

Cash flows from investing activities:
Purchase of plant and equipment	(4,364)	17,431
Investments animation films	(1,131,324)	(1,140,223)
Net cash (used in) investing activities	(1,135,688)	(1,122,792)

Cash flows from financing activities:
Proceeds from revolving line of credit	$1,089,450	-
Proceeds from long-term bank loans	888,241	1,800,400
Repayments of long-term bank loans	(32,675)	(707,557)
Proceeds from short-term bank loans	321,425	178,227
Repayment of short-term bank loans	(997,932)	(906,591)
Proceeds from issuance of common stock	-	(239,197)
Net cash provided by financing activities	1,268,509	603,675

Effect of exchange rate changes on cash	(86,871)	(98,309)

Net (decrease) in cash and cash equivalents	(256,474)	316,550
Cash and cash equivalents at beginning of year	679,541	767,247
Cash and cash equivalents at end of year	$423,067	$1,083,797

Supplementary cash flow information
Income taxes paid	$-	$-
Interest paid	$133,011	$94,168

See notes to consolidated financial statements

T.O Entertainment Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1.  ORGANIZATION AND PRINCIPAL ACTIVITY

Throughout this report, the terms “our,” “we,” “us,” and “Company” refer to T.O Entertainment, Inc., including its subsidiaries.  The accompanying unaudited financial statements of T.O Entertainment, Inc. at December 31, 2012 and 2011 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended March 31, 2012.  In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included.  The results of operations for the periods ended, December 31, 2012 and 2011 presented are not necessarily indicative of the results to be expected for the full year. The March 31, 2012 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended March 31, 2012.

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

As of December 31, 2012 the Company has an accumulated deficit of $7,123,122 and its current liabilities exceed its current assets by $4,514,612.  Included in non-current assets at December 31, 2012 is $1,654,587 of film costs which will be expensed against future revenues and will not require the use of cash.  Included in current liabilities at December 31, 2012 is $248,150 of deferred revenue, which accounted for approximately 3% of the current liabilities, and represents projects in production. The deferred revenue does not represent a cash liability.  Excluding

T.O Entertainment Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the deferred revenue, at December 31, 2012 we would have had a working capital deficit of $4,266,462.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding which would enhance capital employed and strategic partners which would increase revenue bases or reduce production costs.  In November 2012, the Company entered in a Credit Agreement with an unrelated third party (see Note 6 for additional details).  Management believes that the above actions will allow the Company to continue its operations throughout the next fiscal year.

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

Translation of amounts from the local currency of our subsidiaries into United States dollars has been made at the following exchange rates for the nine month periods ended December 31, 2012 and 2011:

	2012	2011
Period-end ¥: $1 exchange rate	86.58	77.74
Average period ¥ : $1 exchange rate	79.99	78.88
Period-end £: $1 exchange rate	139.52	119.81
Average period £: $1 exchange rate	127.14	126.61
Period-end SG$: $1 exchange rate	70.78	59.76
Average period SG$: $1 exchange rate	64.28	63.12
Period-end Rub: $1 exchange rate	2.87	2.43
Average period Rub: $1 exchange rate	2.54	2.68

T.O Entertainment Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Company valued the convertible bonds using Level 3 criterion. As of December 31, 2012, the valuations resulted in a gain on derivatives of $3,062.

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

Investments in Animations Films

Investments in animation films includes the Company’s investments in co-production animation films which are generally less than 50% owned by the Company and are produced by the other investors of the ventures. Prior to August 1, 2012, the Company accounted for investments in animated films for which it had an interest greater than 20% and exercised influence over the investment using the equity method.  Under the equity method, the initial investment is recorded at cost and adjusted annually to recognize the Company’s share of earnings and losses of the entity.  As a result of the Company’s inability to fund certain requirements of its investment it no longer exercises any influence over the co-productions.  On August 1, 2012, the Company ceased accounting for its investment in animated films under the equity method, and began accounting for the investment utilizing the cost method.

T.O Entertainment Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Collaborative Arrangements

The Company has entered into collaborative arrangements in the film business, with one or more active participants to jointly finance produce and/or distribute motion picture or television product under which both the Company and the other active participants share in the risks and rewards of ownership. These arrangements are referred to as co-

T.O Entertainment Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

production and distribution arrangements.

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

NOTE 3 INVENTORIES

Inventories are valued at cost, not in excess of market, cost being determined on the “First-in-first-out” basis and consist of finished goods of books and DVDs. Inventories are at December 31, 2012 and March 31, 2012 are summarized as follows:

	December 31	March 31
Inventories	$1,064,019	$859,478
Less: provision for inventory written off		(9,268)
Inventories	$1,064,019	$850,210

The inventories represent the ending balance of finished goods of books and DVDs as at December 31, 2012 and March 31, 2012.

NOTE 4  FILM COSTS

Film costs at December 31, 2012 and March 31, 2012 are summarized as follows:

	December 31	March 31
Film costs — Theatrical film and animation:
Released, less amortization	$1,209,444	$886,069
In production and development		568,301
Television production:
Released, less amortization	445,143	1,079,684
In production and development	-	2,853,428
	$1,654,587	$5,387,482

The cost of completed films amounting to $1,654,587 and $5,387,482, respectively, are expected to be amortized in

T.O Entertainment Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the next operating cycle (i.e. 12 months from the date of December 31, 2012 and March 31, 2012).

All unamortized film cost as of December 31, 2012 and March 31, 2012 are expected to be amortized within three years from December 31, 2012 and March 31, 2012.

NOTE 5 PROPERTIES, PLANT AND EQUIPMENT

Property and equipment at December 31, 2012 and March 31, 2012 is summarized as follows:

	December 31	March 31
Office equipment	$31,708	$138,655
Leasehold improvement	-	98,469
	31,708	237,124
Accumulated depreciation	(21,553)	(172,504)
	$10,155	$64,620

The depreciation of leasehold improvement and office equipment charged was $25,947, $26,397, $4,074 and $3,109 for the nine and three months periods ended December 31, 2012 and 2011, respectively.

NOTE 6 REVOLVING LINE OF CREDIT

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

T.O Entertainment Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Gross proceeds from the first draw on the line of credit were $1,200,000.  Fees of $73,050 which included a transaction fee, due diligence, legal fees, and filings fees, have been recorded as deferred loan costs and are being amortized over a six month period, the original loan period.  A finder’s fee of $36,000 and an asset monitoring fee of $1,500 have been charged directly to expense.  The net proceeds received by the Company were $1,089,450.

Amounts deposited into the required lockbox, but not yet credited to the loan account by the lender are shown as restricted cash.

As stated above the Company issued to the lender redeemable warrants.  The Company has followed the guidance in ASC Topic 480 - “Distinguishing Liabilities and Equity” and has determined that the warrant is a liability.  The Company has recorded the liability and a deferred amount which represents the advisory fee, and is writing off advisory fee on a periodic basis.

There are no material relationships between the Company or any of its affiliates and the Lender, other than with respect to the Credit Agreement.

T.O Entertainment Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 7  BANK LOANS

Bank loans at December 31, 2012 and March 31, 2012 are summarized as follows:

	Interest rate	Due date	December 31	March 31
Financial institution in Japan [1]	2.000%	10/31/2012	$-	$8,345
Financial institution in Japan [1]	1.975%	7/15/2013	75,075	97,600
Financial institution in Japan [1]	2.200%	3/25/2014	92,400	117,120
Financial institution in Japan [1]	1.975%	7/15/2014	240,760	284,797
Financial institution in Japan [1]	2.250%	10/10/2015	231,000	268,400
Financial institution in Japan [1]	2.150%	6/30/2015	224,705	271,206
Financial institution in Japan [1]	2.200%	2/29/2016	187,110	220,820
Financial institution in Japan [2]	1.200%	7/31/2015	115,662	139,068
Financial institution in Japan [2]	2.300%	3/31/2021	808,442	886,489
Financial institution in Japan [2]	2.300%	3/31/2021	50,474	55,364
Financial institution in Japan [2]	2.300%	4/28/2018	577,385	644,770
Financial institution in Japan [2]	2.000%	5/25/2021	816,308	902,872
Financial institution in Japan [2]	4.175%	11/30/2012	57,738	-
Financial institution in Japan [2]	5.900%	9/30/2013	288,750	-
Notes payable to banks			3,765,809	3,896,851
Less current portion			(136,683)	(858,953)
Long term loan payable			$3,629,126	$3,037,898

1. Bank loans guaranteed by the Company’s Chief Executive Officer

2. Bank loans guaranteed by the Company’s Chief Executive Officer and Tokyo Credit Guarantee Association, an independent commercialized credit guarantee company.

The scheduled maturities of the Company’s bank loans are as follows:

12 Months ending December 31,
2013	$136,683
2014	820,304
2015	753,938
2016	679,510
2017	332,744
Thereafter	1,042,630
Total	$3,765,809

NOTE 8  CONVERTIBLE BONDS

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

T.O Entertainment Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The convertible bond holder agreed to extend the payment date of bond until March31, 2013.

NOTE 9  SHARE BASED COMPENSATION

All shares amounts have been restated retroactively to reflect the reverse merger.

On August 29, 2005, Board of Directors passed a resolution which was approved by the Company’s stockholders to permit the grant of incentive stock options to its officers, employees, consultants and non-employee directors.  In November, 2005, 599,691 stock options were granted pursuant to the resolution. Option awards could be exercised two years after the day of allocation of the share option to eight years after that. The exercise price for this option is ¥7.25 per share ($0.08 per share at December 31, 2012). On October 25, 2006, the Company exercised a stock split of ratio 1:3 and accordingly, the number of option granted and the price was adjusted accordingly.

On October 22, 2007 the Board of Directors passed a resolution which was approved by the Company’s stockholders to grant incentive options to its officers, employees, consultants and non-employee directors. In October, 2007, 16,543,200 stock options were granted pursuant to the resolution. Option awards could be exercised two years after the day of allocation of the share option to eight years after that. The exercise price for this option is ¥8.70 per share ($0.10 per share at December 31, 2012).

During 2008, 516,975 of 16,543,200 stock options were automatically cancelled upon the departure of two employees who were granted with such stock options according to the stock option agreement.

On January 20, 2010 the Board of Directors passed a resolution which was approved by the Company’s shareholders in a special shareholder meeting held at the same date to grant incentive options to a business partner. In January 26, 2011, 689,300 stock options were granted pursuant to the resolution. Option awards could be exercised the following day after the date of allocation of the share option to ten years after that. The exercise price for this option is ¥8.70 per share ($0.10 per share at December 31, 2012).

On July 6, 2010, 137,860 of 16,543,200 stock options were automatically cancelled upon the departure of an employee who was granted with such stock options according to the stock option agreement.

On September 22, 2011, 1,488,888 stock options granted during the year of 2005 were exercised at price of ¥2.42 per share ($0.03 per share at September 22, 2011), On same date, 1,723,250 share options granted during the year of 2011 were exercised at price of ¥8.70 ($0.10 per share at September 22, 2011).

The fair value of stock acquisition rights granted to employees on the date of grant and used to recognize compensation were estimated using the Black-Scholes model with the following weighted-average assumptions:

Dividend yield	0.00%
Volatility	38.4-43.14%
Risk free rate	4.42-4.75%
Expected option life	8-10 years

There was no expense recorded for the three and nine month periods ended December 31, 2012 and 2011.

The following table summarizes options outstanding issued to employees at December 31, 2012.  There were no options granted exercised or cancelled during the nine and three months ended December 31, 2012.

T.O Entertainment Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Options	Weighted Average Exercise Price		Weighted Average remaining contractual life (in years)	Average Intrinsic Value
Outstanding as at December 31, 2012	13,786,000	$0.10	#	4.55	$14,688	(*)

(#): Weighted average exercise prices in original currency are ¥ as at December 31, 2012.

(*): Average intrinsic values in original currency are ¥ as at December 31, 2012.

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

The following table summarizes options outstanding issued to non-employees at December 31, 2012. There were no options granted exercised or cancelled during the nine and three months ended December 31, 2012.

	Options	Weighted Average Exercise Price		Weighted Average remaining contractual life (in years)	Average Intrinsic Value
Outstanding December 31, 2012	1,378,600	$0.09	(#)	4.95	$25,010-

(#): Weighted average exercise price in original currency is ¥ as at December 31, 2012.

There was no stock option expense of non-employee options for the nine and three months periods ended December 31,2012 and 2011.

The following table summarizes all options outstanding issued to both employee and non-employees at December 31, 2012:

			Options Outstanding			Options Exercisable
			Weighted			Weighted
			Average	Weighted		Average	Weighted
Range of			Remaining	Average		Remaining	Average
Exercise Price		Number Outstanding	Contractual Life	Exercise Price	Number Exercisable	Contractual Life	Exercise Price
$0.03	(*)	310,185	2.45	$0.03	310,185	2.2	$0.03
$0.10	(#)	14,165,115	5.45	$0.10	14,165,115	5.2	$0.11
$0.10	(#)	689,300	7.75	$0.10	689,300	7. 5	$0.11
Total		15,164,600			15,164,600

(*): Weighted average exercise price in original currency is ¥ as at December 31, 2012.

(#): Weighted average exercise price in original currency is ¥ as at December 31, 2012.

Although the fair value of stock options is determined in accordance with ASC 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

T.O Entertainment Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 10  INCOME TAXES

We account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”).  We have determined an estimated annual effective tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate.  As of December 31, 2012, the estimated effective tax rate for the year will be 0%

In accordance with ASC 740, at December 31,2012 we determined that a valuation allowance should be recognized against deferred tax assets because, based on the weight of available evidence, it is more likely than not (i.e., greater than 50% probability) that some portion or all of the deferred tax asset will not be realized in the future.  We recognized a reserve of 100% of the amounts of the deferred tax expense in the amount of $700,787.

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

NOTE 11  EARNING PER SHARE

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

NOTE 12  RELATED PARTY TRANSACTIONS

There was no related transaction reported for the nine and three months ended December 31, 2012 and 2011.

NOTE 13  SEGMENT REPORTING

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

T.O Entertainment Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

No single customer accounts for more than ten percent (10%) of the Company’s revenues in the nine and three month periods ended December, 2012 or 2011.

	Nine months ended December 31,		Three months ended December 31,
Revenue	2012	2011	2012	2011
Film entertainment	$12,880,118	$16,064,673	$5,059,766	$6,448,556
Book publishing and distribution	3,198,964	3,283,664	908,513	2,135,949
Total revenue	$16,079,082	$19,348,337	$5,968,279	$8,584,505

Gross profit
Film entertainment	$444,416	$1,561,181	$116,784	$(101,540)
Book publishing	679,831	1,973,283	116,147	1,159,522
Total gross profit	$1,124,247	$3,534,464	$232,931	$1,057,982

Other items
General and administrative expenses unallocated	$(2,164,077)	$(2,166,257)	$(639,215)	$(858,663)

(Loss)/income from unconsolidated entities
Film entertainment	$(461,810)	$-	$(6,332)	$-
Interest (expense)				0
Unallocated amounts	$(133,011)	$(93,871)	$(46,762)	$(5,929)
Loss for disposition of fixed Assets	$(60,757)	$(525)	$(60,757)	$(525)
Other income/(expense)
Unallocated	$(1,941)	$(3,707)	$(11,742)	$(16,803)

Operating Income (loss)
Film entertainment	$(17,394)	$1,561,181	$110,452	$(101,540)
Book publishing	679,831	1,973,283	116,147	1,159,522
Unallocated amounts	(2,359,786)	(2,264,360)	(758,476)	(881,920)
Total loss from operations before income taxes	$(1,697,349)	$1,270,104	$(531,877)	$176,062

NOTE 14 SUBSEQUENT EVENT

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements other than the modification of the Credit Agreement described in Note 6 above.

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

As of December 31, 2012 the Company has an accumulated deficit of $7,123,122 and its current liabilities exceed its current assets by $4,514,612.  Included in non-current assets at December 31, 2012 is $1,654,587 of film costs which will be expensed against future revenues and will not require the use of cash.  Included in current liabilities at December 31, 2012 is $248,150 of deferred revenue, which accounted for approximately 3% of the current liabilities, and represents projects in production. The deferred revenue does not represent a cash liability.  Excluding the deferred revenue, at December 31, 2012 we would have had a working capital deficit of $4,266,462.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding which would enhance capital employed and strategic partners which would increase revenue bases or reduce production costs.  In November 2012, the Company entered in a Credit Agreement with an unrelated third party (see Note 6 for additional details).  Management believes that the above actions will allow the Company to continue its operations throughout the next fiscal year.

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

Translation of amounts from the local currency of our subsidiaries into United States dollars has been made at the following exchange rates for the nine month periods ended December 31, 2012 and 2011:

	2012	2011
Period-end ¥: $1 exchange rate	86.58	77.74
Average period ¥ : $1 exchange rate	79.99	78.88
Period-end £: $1 exchange rate	139.52	119.81
Average period £: $1 exchange rate	127.14	126.61
Period-end SG$: $1 exchange rate	70.78	59.76
Average period SG$: $1 exchange rate	64.28	63.12
Period-end Rub: $1 exchange rate	2.87	2.43
Average period Rub: $1 exchange rate	2.54	2.68

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

The Company valued the convertible bonds using Level 3 criterion. As of December 31, 2012, the valuations resulted in a gain on derivatives of $ 3,062.

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

Investments in Animations Films

Investments in animation films includes the Company’s investments in co-production animation films which are generally less than 50% owned by the Company and are produced by the other investors of the ventures. Prior to August 1, 2012, the Company accounted for investments in animated films for which it had an interest greater than 20% and exercised influence over the investment using the equity .  Under the equity method, the initial investment is recorded at cost and adjusted annually to recognize the Company’s share of earnings and losses of the entity method.  As a result of the Company’s inability to fund certain requirements of its investment it no longer exercises any influence over the co-productions.  On August 1, 2012, the Company ceased accounting for its investment in animated films under the equity method, and began accounting for the investment utilizing the cost method.

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

Results of Operations

Our revenue for the nine and three month periods ended December 31, 2012 and 2011 was $16,079,082,  $19,348,337, $5,968,279 and $8,584,505 respectively.  Our net income/(loss) for the nine and three month periods ended December 31, 2012 and 2011 was $(2,398,136), $1,270121, $(506,088) and $176,079 respectively.  Our comprehensive income/(loss) for the nine and three month periods ended December 31, 2012 and 2011 was $(2,101,569), $952,709, $(56,039) and $135,802 respectively.  Through December 31, 2012 our cumulative net losses and cumulative comprehensive loss were $(7,123,122) and $(258,116), respectively.

RESULTS OF OPERATION FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2011

(References to 2012 and 2011 are to the nine months ended December 31, 2012 and 2011 respectively, unless otherwise specified.)

Total Revenue decreased $3,269,255 (17%) from $19,348,337 for 2011 to $16,079,082 for 2012.  Revenue from film entertainment decreased $3,184,555 (20%) from $16,064,673 for 2011 to $12,880,118 for 2012.   Revenue from book publishing and distribution decreased $84,700 (3%) from $3,283,664 for 2011 to $3,198,964 for 2012.

The decrease in revenue from film entertainment is due to a reduction in the number of new producing film contracts in 2012 compared to 2011.  As a result of cash flow constraints we were involved in fewer productions and in particular, have substantially reduced our involvement in animation projects.  Until such time as our cash flow improves we will engage in fewer and smaller productions than we did in 2011, and expect to have only limited involvement in animation projects.

During 2012 our book division released a total of 44 new books which generated $2,324,459 of the total book revenue of $3,198,964 as compared to 18 new books which generated $2,121,630 of the total book revenue of $3,283,664 in 2011.

We do not anticipate significant growth in revenue until such time as our cash flow improves from operations or from additional funding.  We are currently exploring additional funding.  At this point in time we do not have an estimate as to when we will resume our growth.

Total cost of revenue decreased $859,038 (5%) from $15,813,873 in 2011 to $14,954,835 in 2012.  In terms of percentage of revenue, cost of revenue was 93% in 2012 as compared to 81% in 2011.

Cost of revenue for our film entertainment segment decreased $2,067,790 from $14,503,492 for 2011 as compared to $12,435,702 in 2012.  As a percentage of revenue, cost of revenue decreased 6% from 90% in 2011 to 96% in 2012.

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

Cost of revenue for our book increased $1,208,752 from $1,310,381 in 2011 to $2,519,133.  As a percentage of revenue, cost of revenue increased 39% from 40% in 2011 to 79% in 2012.

The increase in cost of revenue is attributable to our disposal during 2012 of unsold inventories which we evaluated to be unsalable.

Total gross profit decreased $2,410,217 (68%) from $3,534,464 in 2011 to $1,124,247 in 2012.  In terms of percentage of revenue, the gross profit percentage decreased to 7% for 2012 as compared to18% for 2011.Gross profit decreased in 2012 as compared to 2011 because of the fact that we had both a decrease in total revenues and an increase in cost of revenue in 2012 as compared to 2011.

Selling, general and administrative expenses including depreciation decreased $2,180 (less than 1%) from $2,166,257 for 2011 to $2,164,077 for 2012.

The following is a summary of selling general and administrative expenses excluding depreciation for the nine months ended December 31, 2012 and 2011.

	2012	2011	Difference
Personnel costs	$1,270,632	$1,199,289	$71,343
Rental	255,333	292,778	(37,445)
Professional fees	161,678	3,627	158,051
Travel and entertainment	89,682	119,206	(29,524)
Other	360,805	524,960	(164,155)
	$2,138,130	$2,139,860	$(1,730)

Our most significant cost is personnel costs which include salaries, benefits and payroll taxes.  These costs increased $71,343 (6%) from $1,199,289 in 2011 to $1,270,632 in 2012, primarily as a result of an increase in the number of employees in the first quarter of our fiscal year.  We had an average of 30 employees for the nine months ended December 31, 2012 and 2011.  The increase was due primarily to an increase in commissions paid and staff recruitment cost offset by decrease in officers’ salaries.

Rental expenses decreased as a result of downsize our office space.  We have reduced our rental cost by approximately $20,000 per month.

Legal and professional fees increased $158,051 (4,357%) from $3,627 in 2011 to $161,678 in 2012 as a result of the merger which took place in 2012 and the cost of acquiring the revolving line of credit.

Travel and entertainment decreased $29,524 (24%) from $119,206 in 2011 to $89,682 in 2012. The decrease directly relates to our efforts to minimize operating expenses which will be continued through the remainder of the current fiscal year.

Other selling, general and administrative expenses include items such as consulting fees, financing fees, office expenses, software related costs, telephone and a variety of other miscellaneous costs. None of these costs individually increased or decreased significantly.

We anticipate that we will incur higher general and administrative expenses as a public company than we incurred in the past as a private company.  We expect that our professional fees, cost of transfer agent, investor relations costs and other stock related costs will increase.  We are currently reviewing all of our costs in order to reduce overhead expenses.

Other expense increased $559,416 (570%) from $98,103 in 2011 to $657,519 in 2012.  The increase in expenses resulted from a write off investments in animated films in the amount of $461,810 and an increase in interest expense.

Our income (loss) from operations before tax decreased $2,967,453 from income of $1,270,104 in 2011 to a loss of $(1,697,349) in 2012. The increase in income from operations was the result of the fact that we had a decrease in revenue and the resulting decrease in gross profit.

In light of continued losses, at December 31, 2012 we could no longer be more than 50% assured that we would receive the benefit from deferred tax assets carried on our balance sheet.  Accordingly, we reserved for 100% of the deferred tax asset and recorded tax expense of $700,787.

The net (loss) increased $3,668,229from $1,270,121in 2011 to $(2,398,138) in 2012.

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2011

(References to 2012 and 2011 are to the three months ended December 31, 2012 and 2011 respectively, unless otherwise specified.)

Total Revenue decreased $2,616,226 (31%) from $8,584,505 for 2011 to $5,968,279 for 2012 as a result of a decrease in revenue from both film entertainment and book publishing.  Revenue from film entertainment decreased $1,388,790 (22%) from $6,448,556 for 2011 to $5,059,766 for 2012, and revenue from book publishing decreased $1,227,436 (56%) from $2,135,949 for 2011 to $908,513 for 2012.

The decrease in revenue in film entertainment is due to a reduction in the number of  new producing film contracts in 2012 as compared to 2011.  Our cash constraints required us to cut back in the number of new film productions, and since October, 2012, our film production activities have been focused on feature film production, and we have had very limited involvement in animation projects. Until such time as our cash flow improves or we are able to raise substantial additional working capital, we will engage in fewer and smaller productions than we did in 2011, will focus solely on feature film production, and do not expect to resume our involvement in animation projects.

During the three months ended December 31, 2012, our book division released a total of 18 books.  Almost all of our sales in our book division were from new releases whereas in 2011 there was a mix of new and old.

We do not anticipate significant growth in revenue until such time as our cash flow improves from operations or from additional funding.  We are currently exploring additional funding.  At this point in time we do not have an estimate as to when we will resume our growth.

Total cost of revenue decreased $1,791,175 (24%) from $7,526,523 in 2011 to $5,735,348 in 2012.  In terms of percentage of revenue, cost of revenue was 96% in 2012 as compared to 88% in 2011.

Cost of revenue for our film entertainment segment decreased $1,607,114 from $6,550,096 for 2011 as compared to $4,942,982 in 2012.  As a percentage of revenue, cost of revenue for our film entertainment segment was approximately 98% for 2012 as compared to102% in 2011.

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

During the 2011 we adjusted our estimate of ultimate revenue which resulted in a higher cost of revenue.

Cost of revenue for our book publishing division decreased $184,061 from $976,427 in 2011 to $792,366.  As a percentage of revenue, cost of revenue increased 41% from 46% in 2011 to 87% in 2012.

The increase in cost of revenue is attributable to our disposal during 2012 of unsold inventories which we evaluated to be unsalable.

Total gross profit decreased $825,051 (78%) from $1,057,982 in 2011 to $232,931 in 2012.  In terms of percentage of revenue, the gross profit percentage decreased to 4% for 2012 as compared to12% for 2011.  Gross profit decreased in 2012 as compared to 2011 because of the fact that we had both a decrease in total revenues and an increase in cost of revenue in 2012 as compared to 2011.

Selling, general and administrative expenses including depreciation decreased $2,180 (less than 1%) from $858,663 for 2011 to $639,215 for 2012.

The following is a summary of selling general and administrative expenses excluding depreciation for the three months ended December 31, 2012 and 2011.

	2012	2011	Difference
Personnel costs	$360,913	$407,825	$(46,912)
Rental	42,760	99,314	(56,554)
Professional fees	61,013	(2,548)	63,561
Travel and entertainment	16,417	19,729	(3,312)
Other	154,038	331,234	(177,196)
	$635,141	$855,554	$(220,413)

Our most significant cost is personnel costs which include salaries, benefits and payroll taxes.  These costs decreased $46,912 (11%) from $407,825 in 2011 to $360,913 in 2012.  We had an average of 30 employees for the three months ended December 31, 2011 and an average of 23 for the three months ended December 31, 2012.   In addition to the decrease in number of staff we also had salary cuts during the period in 2012.  The most significant reduction was in officer salaries.

Rental expenses decreased as a result of downsize our office space.  We have reduced our rental cost by approximately $20,000 per month.  This should effect all future periods.

Professional fees increased $63,561 (1,919%) from $(2,584) in 2011 to $61,013 in 2012 as a result of the merger which took place in 2012, the cost of being a public company and the cost of acquiring the revolving line of credit.

Travel and entertainment and other selling, general and administrative expenses, which includes items such as office expenses, software related costs, telephone and a variety of other miscellaneous costs decreased $180,508 (51%).  None of these costs individually increased or decreased significantly.

We anticipate that we will incur higher general and administrative expenses as a public company than we incurred in the past as a private company.  We expect that our professional fees, cost of transfer agent, investor relations costs and other stock related costs will increase.

We are currently reviewing all of our costs in order to reduce overhead expenses.

Other expense increased $102,336 (44%) from $23,257 in 2011 to $125,593 in 2012.  The increase in expenses resulted primarily from a write off of assets abandoned when we moved to smaller office space and an increase in interest expense.

Our income (loss) from operations before tax decreased $707,939 from income of $176,062 in 2011 to a loss of $(531,877) in 2012. The increase in income from operations was the result of the fact that we had a decrease in revenue and the resulting decrease in gross profit.

Liquidity and Capital Resources

At December 31, 2012, we had a working capital deficit of $4,514,612, as compared to a working capital deficit of $6,773,922 at March 31, 2012. Of the working capital deficit at December 31, 2012, $248,150 was in deferred revenue and does not represent a cash liability.  This amount will be included in future revenue.  In addition, $1,654,587 was in film costs and this asset will not result in our receipt of cash.  This amount will be used as a cost of revenue in the future.  Excluding the amounts for deferred revenue, we would have had working capital deficit of $4,266,462 at December 31, 2012.

During the nine months ended December 31, 2012, operating activities used cash of $302,426 and for the nine months ended December 31, 2011, we provided cash from operations of $933,976.  This was primarily due to the loss in 2012.

During the nine months ended December 31, 2012, investing activities used $1,135,686 of cash and for the nine months ended December 31, 2011, investing activities used $1,122,792 of cash.  In 2011, we invested in excess of $1,140,223 in animated film projects and in 2012 we invested approximately $1,131,324.

During the nine months ended December 31, 2012, financing activities provided $1,268,509 of cash and for the nine months ended December 31, 2011, financing activities provided $603,675 of cash.  For the nine months ended December 31, 2012 new bank borrowings, both short and long term, of $1,099,116 were offset by repayments of $1,030,607 as compared to borrowings of $1,978,627 and repayments of $1,614,148 for the nine months ended December 31, 2011.  In addition our new revolving line of credit provided $1,200,000 during the nine months ended December 31, 2012.

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

In addition to the bank financing, in prior years we issued convertible bonds, to a shareholder of ours, in the original amount of ¥84,000,000 (approximately US$1,103,758).  The bonds bear interest at a fluctuating rate of interest equal to the prime lending rate for long-term credit established by Mizuho Corp bank as of the first day of each interest payment period plus 0.3%, based on prime rate. The convertible bonds matured on December 31, 2012 and the holder agreed to extend the due date until March 31, 2013.  The bonds are no longer convertible.

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

Under the terms of the Credit Agreement, the Company is required to direct all payments received on account to a lock box account under the control of the Lender.  The Lender is authorized, on a weekly basis, to apply funds in the lock box account toward payment of fees and interest due and owing by the Company, to the establishment of a reserve in the amount of twenty percent (20%) of the amount of the revolving loan commitment, and, in its sole discretion, to prepayments of the outstanding principal due on the loan.  Any funds remaining on deposit in the lock box account after payment of the foregoing items are required to be disbursed on a weekly basis to the Company.

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

Summary

Generally speaking, the production of video footage such as animation and movies takes approximately 2 years from planning to being screened to the public.  As a result of our cash flow problems we have reduced our involvement in large production and are currently involved in smaller size animation productions, and since October, 2012, have focused our efforts on book publishing and feature film production.   We started a number of projects in the nine months ended December 31, 2012 and will continue to see the results in future periods.  As of December 31, 2012 a total of $1,654,587 in costs has been capitalized as film costs which will be offset against future revenue. We also have deferred revenue of $248,150 which will result in revenue in future periods.

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

Off-Balance Sheet Arrangements

At December 31, 2012, we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

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

The Company will remedy the inadequacy by hiring additional accounting personnel as cash flow permits.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the three months ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T.O ENTERTAINMENT, INC

By:  /S/ Takeichi Honda

Takeichi Honda, Chief Executive Officer

Date:  March 12, 2013

By: /S/ Arnold Tinter

Arnold Tinter, Principal Financial Officer

Date:  March 12, 2013